Form 10-Q
period 1996-06-30
FEMRX INC
filed 1996-08-13
CIK 1007321

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      or

[  ]  TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.


                         Commission File Number:  0-28078


                                    FEMRX, INC.
                (Exact name of registrant as specified in its charter)


         Delaware                                        77-0389440
- -------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                               1221 INNSBRUCK DRIVE
                                SUNNYVALE, CA 94089
                      (Address of principal executive office)

                                  (408) 752-8580
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was reguired to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ]  Yes     [  ]  No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 8,840,415 as of July 5, 1996.

                                      FEMRX, INC.

                                         Index


                                                                                     PAGE
                                                                                     ----
Part I:   Financial Information

Item 1:   Financial Statements (Unaudited)

          Condensed Balance Sheets - June 30, 1996 and December 31, 1995               3

          Condensed Statements of Operations - Three months ended June 30, 1996 and 1995, Six months ended June 30, 1996 and 1995 and the period from
          inception (March 23, 1992) through June 30, 1996                             4

          Condensed Statements of Cash Flows - Six months ended June 30, 1996 and 1995 and the period from inception (March 23, 1992) through
          June 30, 1996                                                                5

          Notes to Condensed Financial Statements                                      6

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        7


Part II:  Other Information                                                           11

     Signature                                                                        12

     Index to Exhibits                                                                13


                             Part I:  Financial Information

                              Item 1: Financial Statements

                                      FEMRX, INC.
                              (A development stage company)
                                Condensed Balance Sheets
                                     (In thousands)

                                         ASSETS


                                                            June 30,       December 31,
                                                              1996             1995
                                                           (unaudited)   (see note below)
                                                           -----------   ----------------
Current Assets:
   Cash and cash equivalents                                  $25,430          $ 3,457
   Inventory                                                       81              ---
   Prepaid and other current assets                               221               15
                                                              -------          -------
      Total current assets                                     25,732            3,472

Property and equipment, net                                       952              588
Deposits and other assets                                          85               55
                                                              -------          -------
      Total assets                                            $26,769          $ 4,115
                                                              -------          -------
                                                              -------          -------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                   $   950          $   320
   Other current liabilities                                      138               73
                                                              -------          -------
      Total current liabilities                                 1,088              393

Noncurrent liabilities                                            324              185

Stockholders' equity:
   Preferred stock                                                ---            6,128
   Common stock                                                33,848            2,570
   Common stock subscribed                                        ---               76
   Stock subscription receivable                                  ---              (76)
   Notes receivable from stockholders                             (62)              (4)
   Deferred compensation                                       (1,449)          (1,669)
   Deficit accumulated during development stage                (6,980)          (3,488)
                                                              -------          -------
      Total stockholders' equity                               25,357            3,537

      Total liabilities and stockholders' equity              $26,769          $ 4,115
                                                              -------          -------
                                                              -------          -------


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                       See accompanying notes to financial statements

                                        FEMRX, INC.
                               (A development stage company)
                             Condensed Statements of Operations
                            (In thousands, except per share data)
                                        (Unaudited)


                                                                                  Period from
                                                                                   Inception
                                        Three Months Ended     Six Months Ended    (March 23,
                                              June 30,             June 30,         1992) to
                                        -------------------   ------------------    June 30,
                                          1996       1995       1996      1995       1996
                                        -------    -------    -------    ------   -----------
Operating Expenses:

  Research and development              $ 1,336     $  350    $ 2,329     $ 388     $ 4,926
  Selling, general and administrative       941        199      1,513       212       2,575
                                        -------     ------    -------     -----     -------
Total operating expenses                  2,277        549      3,842       600       7,501

Interest income                             341         53        374        53         568
Interest expense                             (9)       ---        (24)      ---         (47)
                                        -------     ------    -------     -----     -------
Net Loss                                $(1,945)    $ (496)   $(3,492)    $(547)    $(6,980)
                                        -------     ------    -------     -----     -------
                                        -------     ------    -------     -----     -------

Net loss per share                      $  (.22)    $ (.08)   $  (.64)    $(.09)
                                        -------     ------    -------     -----
                                        -------     ------    -------     -----

Shares used in computing net loss
  per share                               8,704      6,143      5,444     6,111
                                        -------     ------    -------     -----
                                        -------     ------    -------     -----



                       See accompanying notes to financial statements

                                     FEMRX, INC.
                            (A development stage company)
                          Condensed Statements of Cash Flows
                                    (In thousands)
                                     (Unaudited)


                                                                    Period from
                                                                     Inception
                                                 Six Months Ended    (March 23,
                                                      June 30,        1992) to
                                                 -----------------    June 30,
                                                   1996     1995        1996
                                                 -------   -------  -----------

Cash flows from operating activities:

Net loss                                         $(3,492)  $ (547)    $(6,980)
Adjustments to reconcile net loss to
 net cash used by operating activities:
   Depreciation and amortization                     328        8       1,002
   Changes in assets and liabilities:
     Inventory and other assets                     (317)     (64)       (387)
     Accounts payable and accrued liabilities        631      187       1,183
                                                 -------   ------     -------
Net cash used in operating activities             (2,850)    (416)     (5,182)

Cash flows from investing activities:
    Capital expenditures                            (472)    (202)     (1,110)
                                                 -------   ------     -------
Net cash used in investing activities               (472)    (202)     (1,110)

Cash flows from financing activities:
   Capital lease transactions                        202      ---         475
   Proceeds from issuance of preferred stock         ---    6,128       6,128
   Proceeds from issuance of common stock         25,093        1      25,119
                                                 -------   ------     -------

Net cash provided by financing activities         25,295    6,129      31,722

Net increase in cash and cash equivalents         21,973    5,511      25,430

Cash and cash equivalents at the beginning
 of the period                                     3,457      ---         ---
                                                 -------   ------     -------

Cash and cash equivalents at the end
 of the period                                   $25,430   $5,511     $25,430
                                                 -------   ------     -------
                                                 -------   ------     -------



                  See accompanying notes to financial statements

                                 FEMRX, INC.
                        (A development stage company)
                   Notes to Condensed Financial Statements
                                 June 30, 1996
                                  (Unaudited)


1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements of FemRx, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC). The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration Statement File No 333-1080) and related prospectus for the Company's initial public offering of its Common Stock, which was completed on March 27, 1996.

     The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996.

2.  NET LOSS PER SHARE

     Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the SEC Staff Accounting Bulletins, common and common equivalent shares (stock options, preferred stock and preferred stock warrants) issued during the 12 month period prior to the initial filing of the proposed offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods through December 31, 1995 (using the treasury stock method for stock options).

     As described above, the antidilutive effect of certain stock options is included in the calculation of loss per share for all periods through December 31, 1995, but is excluded from the calculation after that date. The following supplemental per share data is provided to show the calculation on a consistent basis for the periods presented. It has been computed as described above, but excludes the antidilutive effect of common equivalent shares from stock options and warrants issued at prices substantially below the public offering price during the 12 month period prior to the initial filing of the public offering, and also gives retroactive effect from the date of issuance to the conversion of preferred stock which automatically converted to common stock upon the closing of the Company's initial public offering.

                                         Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                         -------------------   ----------------
                                          1996       1995       1996      1995
                                         ------     ------     ------    ------
Supplemental net loss per share          $ (.22)    $ (.32)    $ (.48)   $ (.38)
                                         ------     ------     ------    ------
                                         ------     ------     ------    ------
Shares used in computing supplemental
  net loss per share                      8,704      1,557      7,261     1,451
                                         ------     ------     ------    ------
                                         ------     ------     ------    ------

     Item 2:  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this quarterly report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's Registration Statement on Form S-1 (Registration Statement No. 333-1080) and related prospectus for the Company's initial public offering of its Common Stock, which was completed on March 27, 1996.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Overview, Results of Operations, and Liquidity and Capital Resources, and those discussed in the Company's Form S-1 for the Company's initial public offering dated March 27, 1996.

OVERVIEW

     Since its inception, the Company has been primarily engaged in the research and development of its OPERA STAR System and related products. The OPERA STAR System is an innovative surgical system for the diagnosis and treatment of gynecologic disorders. OPERA stands for Out-Patient Endometrial Resection/Ablation. OPERA is a less invasive alternative to hysterectomy for patients suffering from abnormal uterine bleeding. OPERA consists of diagnosis by a gynecologic surgeon and the use of the Company's OPERA STAR resectoscope under visual guidance to collect a pathology sample, resect the endometrial lining together with any submucosal fibroids and coagulate the entire uterine cavity. The Company has also developed a proprietary fluid management system, called the Flo-Stat System, for use in gynecologic procedures. In March 1996, the Company obtained clearance from the FDA to market the OPERA STAR System in the U.S.. In May 1996, the Company obtained clearance from the FDA to market the Flo-Stat System in the U.S..

     The Company has experienced significant operating losses since inception and, as of June 30, 1996, had an accumulated deficit of approximately $7 million. The Company expects to generate substantial losses due to increased operating expenditures primarily attributed to research and development activities, including clinical trials, and establishing commercial manufacturing, marketing and sales capabilities. The Company anticipates that its research and development expenses will increase in the future to support increased product development activities, including clinical trials, and that its selling, general and administrative expenses will increase due to increased marketing activities. The Company expects that its results of operations will fluctuate significantly from quarter to quarter due to a variety of factors including the timing of such expenditures, timing in the receipt of orders, the rate of acceptance of the Company's products in the marketplace, introduction of new products by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. The Company's gross margins, if any, will be depressed for several quarters due to manufacturing start-up and overhead costs allocated over low production volumes. There can be no assurance that the Company will ever achieve revenue or profitability.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     No net sales were recorded in either fiscal period.

     Research and development expenses for the three months ended June 30, 1996 increased to $1,336,000 from $350,000 for the three months ended June 30, 1995, due primarily to costs associated with clinical trials, additional product research, prototype development, patent preparation and filing, manufacturing facility preparation, and costs including the hiring of regulatory, research, clinical, engineering and manufacturing personnel.

     Selling, general and administrative expenses for the three months ended June 30, 1996 increased to $941,000 from $199,000 for the three months ended June 30, 1995, due primarily to the establishment of the Company's administrative headquarters and the costs related to the hiring of additional personnel.

     Interest income for the three months ended June 30, 1996 increased to $341,000 from $53,000 for the three months ended June 30, 1995, due to interest received on the Company's cash and cash equivalents from the proceeds of the public offering which were received at the end of March 1996, and from the Underwriters exercise of their option for additional shares from which proceeds were received at the end of April 1996.

     Interest expense for the three months ended June 30, 1996 was $9,000 due to interest payments on an equipment lease line established during 1995. The Company had no interest expense for the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     No net sales were recorded in either fiscal period

     Research and development expenses for the six months ended June 30, 1996 increased to $2,329,000 from $388,000 for the six months ended June 30, 1995, due primarily to costs associated with clinical trials, additional product research, prototype development, patent preparation and filing, manufacturing facility preparation, and costs including the hiring of regulatory, research, clinical, engineering and manufacturing personnel.

     Selling, general and administrative expenses for the six months ended June 30, 1996 increased to $1,513,000 from $212,000 for the six months ended June 30, 1995 due primarily to the establishment of the Company's administrative headquarters and the costs related to the hiring of additional personnel.

     Interest income for the six months ended June 30, 1996 increased to $374,000 from $53,000 for the six months ended June 30, 1995, due to interest received on the Company's cash and cash equivalents from the proceeds of the public offering which were received at the end of March 1996, and from the Underwriters exercise of their option for additional shares from which proceeds were received at the end of April 1996.

     Interest expense for the six months ended June 30, 1996 was $24,000 due to interest payments on an equipment lease line established during 1995. The Company had no interest expense for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     On March 27, 1996 the Company completed an initial public offering of 2,700,000 shares of Common Stock at a price of $9.00 per share. The net proceeds (after underwriting discounts and expenses) to the Company from the initial public offering were approximately $21.6 million. On April 26,1996, the Underwriters exercised their option to purchase an additional 405,000 shares of common stock at a price of $9.00 per share. The net proceeds (after underwriting discounts and expenses) to the Company from the exercise of their option was approximately $3.4 million. As of June 30, 1996 the Company had cash and cash equivalents of approximately $25.4 million. The Company also has a $750,000 leaseline of which $237,000 was available for borrowing on June 30, 1996.

     Net cash used by operations in the six months ended June 30, 1996 was $2.9 million primarily due to the Company's net loss offset by an increase in accounts payable and accrued liabilities. During the first six months of 1996 the Company used approximately $500,000 to purchase equipment for operations. Cash provided by financing activities during 1996 was $25.3 million primarily due to proceeds from the issuance of common stock in Company's initial public offering.

     The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that its existing cash will be sufficient to finance its capital requirements through at least fiscal 1997. The Company's future liquidity and capital requirements will depend on numerous factors, including the resources necessary to develop, manufacture and market products and the cost of obtaining and enforcing patents important to the Company's business. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on attractive terms to the Company, or at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     DEPENDENCE ON OPERA STAR SYSTEM AND FLO-STAT SYSTEM

     The OPERA STAR System and Flo-Stat System are currently the Company's only products. The Company expects that the OPERA STAR System, and to a lesser extent, the Flo-Stat System, if commercialized, will account for substantially all of the Company's revenues for the foreseeable future. Even though the OPERA STAR System and Flo-Stat System recently received FDA clearance, there can be no assurance that the Company can successfully manufacture, market, or realize any revenues from these products on a timely basis, or at all. The Company's products will require further development and regulatory clearances or approvals before they can be marketed in the U.S. or internationally. The Company has never sold any products, and there can be no assurance that the Company's development efforts will be successful or that the OPERA STAR System, Flo-Stat System or other potential products developed by the Company will be capable of being manufactured in commercial quantities at acceptable costs or successfully marketed. Failure to commercialize the OPERA STAR System and Flo-Stat System would have a material adverse effect on the Company's business, financial condition and results of operations.

     UNCERTAINTY OF MARKET ACCEPTANCE

     The Company believes that market acceptance of the Company's products will depend, in part, on the Company's ability to provide evidence to the medical community of the safety, efficacy and cost-effectiveness of its products and the procedures in which these products are intended to be used. To date, the OPERA STAR System has only been used to treat a limited number of patients and no published reports regarding the use of the OPERA STAR System exist to support the Company's marketing effort. Furthermore, there is little long-term follow-up data on patients who underwent OPERA using the OPERA STAR System. If the Company is not able to demonstrate long-term success with the OPERA STAR System, market acceptance would be materially adversely affected.

     The Company's OPERA STAR System is designed for use by a gynecologic surgeon trained in the OPERA procedure. Market acceptance of the Company's products will require a willingness on the part of gynecologic surgeons to be trained to perform OPERA using the Company's products. Furthermore, market acceptance may be limited because some physicians and payors, recognizing that the removal of the uterus in a hysterectomy precludes the potential reoccurrence of uterine disorders, will be reluctant to substitute the OPERA procedure (which allows the patient to retain her uterus) for hysterectomy. The Company believes that most gynecologists view hysterectomy as an appropriate therapy to treat a variety of uterine disorders. As a result, the Company believes that recommendations and endorsements of its products by influential physicians will be essential for market acceptance of its products. No assurances can be made that the Company will receive such recommendations or endorsements.

     The Company further believes that the ability of health care providers to obtain adequate reimbursement for OPERA procedures using the OPERA STAR System will be critical to market acceptance of the Company's products.
There can be no assurance that the cost of procedures in which the OPERA STAR System is used will be reimbursable by third-party payors under existing reimbursement policies and codes, or at all. The Company has no experience in gaining reimbursement in the U.S. or any foreign market. The Company expects to price its disposable resectoscope at a premium over the prices currently charged for the disposable components of competitive resectoscopes. Therefore, the Company anticipates that it may have to offer substantial discounts on its OPERA STAR System motor drive unit and the Flo-Stat System in order to stimulate demand for its products. The failure of the Company to place sufficient quantities of its motor drive unit would have a material adverse effect on its ability to sell the disposable STAR. Another factor that may limit the market acceptance of the Company's OPERA STAR System is that it is not currently compatible with all telescopes utilized in gynecologic surgery and therefore might require surgeons using incompatible telescopes to acquire a different telescope in order to use the OPERA STAR System. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations

     LIMITED OPERATING EXPERIENCE

     The Company has a limited history of operations. Since its incorporation in 1994, the Company has focused primarily on research and product development efforts, clinical trials and seeking regulatory clearance or approval for the OPERA STAR System and Flo-Stat System. The Company has never generated revenues, and does not have experience manufacturing in commercial quantities, marketing or selling products. The Company has experienced significant operating losses since inception and expects these losses to continue for the next several years. There can be no assurance that the Company's development efforts will result in a commercially available product or that the Company will be successful in commercializing the OPERA STAR System and Flo-Stat System. Whether the Company can successfully manage the transition to a large-scale commercial enterprise will depend upon a number of factors, including obtaining U.S. and selected international regulatory and reimbursement approvals for its existing or potential products, establishing its commercial manufacturing capability, developing its marketing capabilities, and establishing a direct sales force in the U.S. and a distribution network in international markets. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

     HISTORY OF LOSSES

     The Company has experienced significant operating losses since its inception and, as of June 30, 1996, had an accumulated deficit of approximately $7 million. The Company expects to generate substantial additional losses for the next several years due to increased operating expenditures primarily attributable to research and development activities, including clinical trials, seeking regulatory and reimbursement approvals and establishing manufacturing, marketing and sales activities. There can be no assurance that the Company will achieve significant revenues. Failure to achieve significant revenues would have a material adverse effect on the Company's business, financial condition and results of operations.

                         Part II:  Other Information

Item 1.  Legal Proceedings

     None

Item 2.  Change in Securities

     None

Item 3.  Defaults in Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11.1 Computation of loss per share (see Note 2 to Financial Information in Part I of this Form 10-Q).

     (b)  Reports on Form 8-K

          None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FEMRX, INC.




                 By:          /s/  EDWARD W. UNKART
                     -------------------------------------------
                                 Edward W. Unkart
                    Vice President, Finance and Administration,
                 Chief Financial Officer and Assistant Secretary
                   (Duly Authorized and Principal Financial and
                               Accounting Officer)



Date:      August 6, 1996

                                   FEMRX, INC.
                          (A development stage company)
                                Index to Exhibits



Exhibit
Number                               Exhibit                        Page

 11.1    Statement Regarding Computation of Net Loss Per Share        14