Form 10-Q
period 1996-09-30
FEMRX INC
filed 1996-10-29
CIK 1007321

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                  or

[   ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                       .


                    Commission File Number: 0-28078

                              FemRx, Inc.
        (Exact name of registrant as specified in its charter)



               Delaware                         77-0389440
        ----------------------             -------------------
    (State or other jurisdiction of    (IRS Employer Identification No.)
     incorporation or organization)

                         1221 Innsbruck Drive
                          Sunnyvale, CA 94089
                 (Address of principal executive office)


                            (408) 752-8580
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was reguired to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 8,834,938 as of October 22, 1996.

                              FemRx, Inc.

                                 Index

                                                             PAGE
Part I:    Financial Information

Item 1:    Financial Statements (Unaudited)

      Condensed Balance Sheets - September 30, 1996
      and December 31, 1995                                     3

      Condensed Statements of Operations - Three months ended
      September 30,1996 and 1995, Nine months ended September
      30, 1996 and 1995 and the period from inception
      (March 23, 1992) through September 30, 1996               4

      Condensed Statements of Cash Flows - Nine months ended
      September 30, 1996 and 1995 and the period from inception
      (March 23, 1992) through September 30, 1996               5

      Notes to Condensed Financial Statements                   6

Item 2:    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                       7


Part II:   Other Information                                   11

      Signature                                                12

      Index to Exhibits                                        13

                     Part I: Financial Information

                     Item 1: Financial Statements

                              FemRx, Inc.
                     (A development stage company)
                       Condensed Balance Sheets
                            (In thousands)

                                Assets

                                      September 30,     December 31,
                                           1996             1995
                                      ---------------   --------------
                                       (unaudited)     (see note below)
Current Assets:
     Cash and cash equivalents        $       22,525   $        3,457
     Inventory                                   333              ---
     Prepaid and other current assets            269               15
                                      ---------------   --------------
          Total current assets                23,127            3,472

Property and equipment, net                    1,231              588
Deposits and other assets                         77               55
                                      ---------------   --------------
          Total assets                $       24,435    $       4,115
                                      ===============   ==============

                 Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued
     liabilities                      $       1,326    $          320
     Other current liabilities                  140                73
                                      --------------   ---------------
          Total current liabilities           1,466               393

Noncurrent liabilities                          298               185

Stockholders' equity:
     Preferred stock                            ---             6,128
     Common stock                            33,802             2,570
     Common stock subscribed                    ---                76
     Stock subscription receivable              ---               (76)
     Treasury stock                              (3)              ---
     Notes receivable from stockholders         (58)              (4)
     Deferred compensation                   (1,310)          (1,669)
     Deficit accumulated during
     development stage                       (9,760)          (3,488)
                                      --------------   ---------------
Total stockholders' equity                   22,671             3,537
                                      --------------   ---------------
          Total liabilities
          and stockholders' equity    $      24,435    $        4,115
                                      ==============   ===============

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

            See accompanying notes to financial statements

                              FemRx, Inc.
                     (A development stage company)
                  Condensed Statements of Operations
                 (In thousands, except per share data)
                              (Unaudited)

                                                               Period from
                                                                Inception
                                                                (March 23,
                          Three Months Ended  Nine Months Ended   1992) to
                            September 30,      September 30,   September 30,
                          ------------------  ----------------
                           1996       1995     1996     1995      1996
                          --------   -------  -------  -------  ---------

Operating Expenses:

 Research and development $  1,499    $  577  $ 3,828   $  965  $   6,425
 Selling, general and
 administrative              1,599       315    3,112      527      4,174
                          --------   -------  -------  -------  ---------
Total operating expenses     3,098       892    6,940    1,492     10,599

Interest income                331        80      705      133        899
Interest expense               (13)      (10)     (37)     (10)       (60)
                          --------   -------  -------  -------  ---------
Net Loss                  $ (2,780)  $ (822) $ (6,272) $(1,369) $  (9,760)
                          =========  ======== ======== ======== =========


Net loss pershare        $   (0.31)  $ (0.13) $ (0.95) $ (0.22)
                          =========  ======== ======== ========

Shares used in computing
net loss per share            8,837     6,143    6,575    6,121
                          =========  ======== ======== ========












            See accompanying notes to financial statements

                              FemRx, Inc.
                     (A development stage company)
                  Condensed Statements of Cash Flows
                            (In thousands)
                              (Unaudited)

                                                            Period from
                                                             Inception
                                                             (March 23,
                                        Nine Months Ended     1992) to
                                          September 30,      September 30,
                                     ----------------------
                                        1996       1995         1996
                                     ----------- ----------  -----------
Cash flows from operating activities:

Net loss                            $   (6,272)  $  (1,369)  $    (9,760)

Adjustments to reconcile net loss to
net cash used by operating  activities:
      Depreciation and amortization        577          49         1,251
      Changes in assets and liabilities:
        Inventory and other assets        (587)       (109)         (657)
        Accounts payable and
        accrued liabilities                986         147         1,538
                                     ----------    ---------   ----------
Net cash used in operating activities   (5,296)     (1,282)       (7,628)

Cash flows from investing activities:

      Capital expenditures                (861)       (344)       (1,499)
                                     ----------    ---------   -----------
Net cash used in investing activities     (861)       (344)       (1,499)

Cash flows from financing activities:

      Capital lease transactions           178         170           451
      Proceeds from issuance of
      preferred stock                      ---       6,128         6,128
      Proceeds from issuance of
      common stock                      25,047           9        25,073
                                     ----------   ---------    ----------
Net cash provided by financing
activities                              25,225       6,307        31,652

Net increase in cash and cash
equivalents                             19,068       4,681        22,525

Cash and cash equivalents at the
beginning of the period                  3,457         ---           ---
                                     ----------   ---------     ---------

Cash and cash equivalents at the
end of the period                    $  22,525    $  4,681    $   22,525
                                     ==========   =========   ==========




            See accompanying notes to financial statements

                              FemRx, Inc.
                     (A development stage company)
                Notes to Condensed Financial Statements
                          September 30, 1996
                              (Unaudited)


1.  Basis of Presentation

      The accompanying unaudited financial statements of FemRx, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation
S-X. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996, and for all periods presented, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration Statement File No 333-1080) and related prospectus for the Company's initial public offering of its Common Stock, which was completed on March 27, 1996.

      The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996.


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

                          Three Months Ended  Nine months Ended
                             September 30,      September 30,
                          ------------------  -----------------
                            1996     1995       1996     1995
                          -------  -------    -------  -------

Supplemental net
loss per share            $(0.31)  $(0.52)    $(0.81)  $(0.92)
                          =======  =======    =======  =======

Shares used in computing
supplemental net loss
per share                  8,837    1,572      7,787    1,491
                          =======  =======    =======  =======

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

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled
Overview, Results of Operations, Liquidity and Capital Resources, and Additional Factors That May Effect Future Results, and those discussed in the Company's Form S-1 for the Company's initial public offering completed on March 27, 1996.


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

      The Company has experienced significant operating losses since inception and, as of September 30, 1996, had an accumulated deficit of approximately $9.8 million. The Company expects to continue to generate substantial losses due to increased operating expenditures primarily attributed to research and development activities, including clinical trials, and establishing commercial manufacturing, marketing and sales capabilities. The Company anticipates that its research and development expenses will increase in the future to support increased product development activities, including clinical trials, and that its selling, general and administrative expenses will increase due to increased marketing and sales activities. The Company expects that its results of operations will fluctuate significantly from quarter to quarter due to a variety of factors including the timing of such expenditures, timing in the receipt of orders, the rate of acceptance of the Company's products in the marketplace, introduction of new products by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. The Company's gross margins, if any, will be depressed for several quarters due to manufacturing start-up and overhead costs allocated over low production volumes. There can be no assurance that the Company will ever achieve revenue or profitability.

Results of Operations

      Three months ended September 30, 1996 and September 30, 1995

      No net sales were recorded in either fiscal period. The Company anticipates receiving orders and recognizing revenue in the fourth quarter of 1996.

      Research and development expenses for the three months ended September 30, 1996 increased to $1,499,000 from $577,000 for the three months ended September 30, 1995, due primarily to costs associated with clinical trials, additional product research, prototype development, patent preparation and filing, manufacturing facility preparation, and costs including the hiring of regulatory, research, clinical, engineering and manufacturing personnel.

      Selling, general and administrative expenses for the three months ended September 30, 1996 increased to $1,599,000 from $315,000 for the three months ended September 30, 1995, due primarily to the establishment of the Company's administrative headquarters, sales organization and the costs related to the hiring of additional personnel.

      Interest income for the three months ended September 30, 1996 increased to $331,000 from $80,000 for the three months ended September 30, 1995, due to interest received on the Company's cash and cash equivalents from the proceeds of the public offering which were received at the end of March 1996, and from the Underwriters exercise of their option for additional shares from which proceeds were received at the end of April 1996.

      Interest expense for the three months ended September 30, 1996 increased to $13,000 from $10,000 for the three months ended September 30, 1995, due to interest payments on higher outstanding balances on an equipment lease line established during 1995.

      Nine months ended September 30, 1996 and September 30, 1995

      No net sales were recorded in either fiscal period

      Research and development expenses for the nine months ended September 30, 1996 increased to $3,828,000 from $965,000 for the nine months ended September 30, 1995, due primarily to costs associated with clinical trials, additional product research, prototype development, patent preparation and filing, manufacturing facility preparation, and costs including the hiring of regulatory, research, clinical, engineering and manufacturing personnel.

      Selling, general and administrative expenses for the nine months ended September 30, 1996 increased to $3,112,000 from $527,000 for the nine months ended September 30, 1995 due primarily to the establishment of the Company's administrative headquarters, sales organization and the costs related to the hiring of additional personnel.

      Interest income for the nine months ended September 30, 1996 increased to $705,000 from $133,000 for the nine months ended September 30, 1995, due to interest received on the Company's cash and cash equivalents from the proceeds of the public offering which were received at the end of March 1996, and from the Underwriters exercise of their option for additional shares from which proceeds were received at the end of April 1996.

      Interest expense for the nine months ended September 30, 1996 increased to $37,000 from $10,000 for the nine months ended September 30, 1995, due to interest payments on higher outstanding balances on an equipment lease line established during 1995.


Liquidity and Capital Resources

      On March 27, 1996 the Company completed an initial public offering of 2,700,000 shares of Common Stock at a price of $9.00 per share. The net proceeds (after underwriting discounts and expenses) to the Company from the initial public offering were approximately $21.6 million. On April 26, 1996, the Underwriters exercised their option to purchase an additional 405,000 shares of common stock at a price of $9.00 per share. The net proceeds (after underwriting discounts and expenses) to the Company from the exercise of their option were approximately $3.4 million. As of September 30, 1996 the Company had cash and cash equivalents of approximately $22.5 million. The Company also has a $750,000 leaseline of which $237,000 was available for borrowing on September 30, 1996.

      Net cash used by operations in the nine months ended September 30, 1996 was $5.3 million primarily due to the Company's net loss and inventory build-up in anticipation of fourth quarter 1996 sales, partially offset by an increase in accounts payable and accrued liabilities. During the first nine months of 1996 the Company used approximately $900,000 to purchase equipment for operations. Cash provided by financing activities during 1996 was $25.2 million primarily due to proceeds from the issuance of common stock in Company's initial public offering.

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


Additional Factors That May Affect Future Results

      Dependence on OPERA STAR System and Flo-Stat System

      The OPERA STAR System and Flo-Stat System are currently the Company's only products. The Company expects that the OPERA STAR System, and to a lesser extent, the Flo-Stat System, if commercialized, will account for substantially all of the Company's revenues for the foreseeable future. Even though the OPERA STAR System and Flo-Stat System recently received FDA clearance, there can be no assurance that the Company can successfully manufacture, market, or realize any revenues from these products on a timely basis, or at all. The Company's products will require further development and regulatory clearances or approvals before they can be marketed internationally. The Company has never sold any products, and there can be no assurance that the Company's development and marketing efforts will be successful or that the OPERA STAR System, Flo-Stat System or other potential products developed by the Company will be capable of being manufactured in commercial quantities at acceptable costs. Failure to commercialize the OPERA STAR System and Flo-Stat System would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company further believes that the ability of health care providers to obtain adequate reimbursement for OPERA procedures using the OPERA STAR System will be critical to market acceptance of the Company's products. There can be no assurance that the cost of procedures in which the OPERA STAR System is used will be reimbursable by third-party payors under existing reimbursement policies and codes, or at all. The Company has no experience in gaining reimbursement in the U.S. or any foreign market. The Company expects to price its disposable resectoscope at a premium over the prices currently charged for the disposable components of competitive resectoscopes. Therefore, the Company anticipates that it may have to offer substantial discounts on its OPERA STAR System motor drive unit in order to stimulate demand for its products. The failure of the Company to place sufficient quantities of its motor drive unit would have a material adverse effect on its ability to sell the disposable STAR. Another factor that may limit the market acceptance of the Company's OPERA STAR System is that it is not currently compatible with all telescopes utilized in gynecologic surgery and therefore might require surgeons using incompatible telescopes to acquire a different telescope in order to use the OPERA STAR System. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations

      Limited Operating Experience

      The Company has a limited history of operations. Since its incorporation in 1994, the Company has focused primarily on research and product development efforts, clinical trials and seeking regulatory clearance or approval for the OPERA STAR System and Flo-Stat System. The Company has never generated revenues, and does not have experience manufacturing in commercial quantities, marketing or selling products. The Company has experienced significant operating losses since inception and expects these losses to continue for the next several years. There can be no assurance that the Company's development efforts will result in a commercially available product or that the Company will be successful in commercializing the OPERA STAR System and Flo-Stat System. Whether the Company can successfully manage the transition to a large-scale commercial enterprise will depend upon a number of factors, including obtaining U.S. and selected international regulatory and reimbursement approvals for its existing or potential products, establishing its commercial manufacturing capability, developing its U.S. marketing and selling capabilities, and establishing a distribution network in
international   markets.    Failure   to   make   such   a   transition
successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

      History of Losses

      The Company has experienced significant operating losses since its inception and, as of September 30, 1996, had an accumulated deficit of approximately $9.8 million. The Company expects to generate substantial additional losses for the next several years due to increased operating expenditures primarily attributable to research and development activities, including clinical trials, seeking regulatory and reimbursement approvals and establishing manufacturing, marketing and sales activities. There can be no assurance that the Company will achieve significant revenues. Failure to achieve significant revenues would have a material adverse effect on the Company's business, financial condition and results of operations.

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


                              FemRx, Inc.



                      By: /s/ EDWARD W. UNKART
                      -------------------------
                           Edward W. Unkart
              Vice President, Finance and Administration,
            Chief Financial Officer and Assistant Secretary
             (Duly Authorized and Principal Financial and
                          Accounting Officer)


Date:  October 25, 1996

                              FemRx, Inc.
                     (A development stage company)
                           Index to Exhibits

Exhibit
Number                                 Exhibit                     Page

11.1  Statement Regarding Computation of Net Loss Per Share         14