Form 10-K
period 1996-12-31
FEMRX INC
filed 1997-03-26
CIK 1007321

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

/ /        TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM TO .

                        COMMISSION FILE NUMBER: 0-28078

                            ------------------------

                                  FEMRX, INC.

             (Exact name of registrant as specified in its charter)

                            ------------------------

         DELAWARE                      77-0389440
      (State or other         (IRS Employer Identification
      jurisdiction of                     No.)
     incorporation or
       organization)

                   1221 INNSBRUCK DRIVE, SUNNYVALE, CA 94089
                    (Address of principal executive office)

       Registrant's telephone number, including area code: (408) 752-8580
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, $0.001 par value per share

                  Preferred Stock, $0.001 par value per share
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. /X/ Yes    / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,093,000 as of March 5, 1997, based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 8,699,254 shares of Registrant's Common Stock issued and outstanding as of March 5, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

                             INTRODUCTORY STATEMENT

    Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein contain forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the timing of orders and shipments, the timely development of new products and market acceptance of products, the impact of competitive products and pricing, the Company's ability to further expand into international markets, public policy relating to health care reform in the U.S. and other countries, approval of its products by government agencies such as the United States Food and Drug Administration ("FDA"), and other risks detailed below and included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    FemRx is developing surgical systems for the diagnosis and treatment of gynecologic disorders. The Company's initial product, the OPERA STAR System, is designed to perform a procedure the Company has named OPERA or Out-Patient Endometrial Resection/Ablation. OPERA is a less invasive alternative to hysterectomy for patients suffering from abnormal uterine bleeding. OPERA consists of diagnosis by a gynecologic surgeon and the use of the Company's OPERA STAR resectoscope under visual guidance to collect a pathology sample, resect the endometrial lining together with any submucosal fibroids and coagulate the entire uterine cavity. The Company has also developed a proprietary fluid management system, called the Flo-Stat System, for use in gynecologic procedures.

    The OPERA STAR System consists of a disposable Specialized Tissue Aspirating Resectoscope ("STAR") and a reusable motor drive unit. The STAR enables a gynecologic surgeon to cut, coagulate and aspirate tissue within the uterus performing continuous surgery with one instrument without the frequent interruption of clearing the operative field of tissue chips during a procedure as is necessary with other surgical procedures. The Flo-Stat System is a microprocessor-based fluid management system that consists of electronic scales and a dedicated computer and display unit, that is designed to continuously monitor the fluid used during a procedure. The Flo-Stat System allows the physician to continuously track a patient's fluid deficit. The Company believes that combining the use of the OPERA STAR System and Flo-Stat System will increase physician confidence when performing OPERA, reduce operating times and enable surgeons to offer more women an alternative to hysterectomy.

    The information required by this item is incorporated by reference from the information under Item 7 of this Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    The information required by this item is incorporated by reference from the information under Item 8 of this Form 10-K "Financial Statements and Supplementary Data".

BACKGROUND

THE FEMALE REPRODUCTIVE SYSTEM

    The female reproductive system consists of the uterus, ovaries and fallopian tubes. The uterus is a highly vascular, muscular organ which lies below the abdomen in the pelvis. Although the size and shape of a normal uterus can vary significantly, the uterus is typically a pear shaped organ about 7 to 8 cm long and 4 to 5 cm at its widest point. The uterus can grow to 11 times its weight and many times its size during pregnancy. Within the uterus lies the cavity where fetal development takes place during pregnancy. This cavity is lined by a thin layer of sponge-like tissue called the endometrium or uterine lining. The endometrium is filled with tiny blood vessels and can vary in depth from 1 mm to over 10 mm. The thick muscular layer surrounding the endometrium is called the myometrium. The bottom of the uterus is known as the cervix. The cervix is richly supplied with nerves, making it the most sensitive portion of the uterus. The cervix leads to the vagina, a muscular tube which leads to the exterior of the body.

    Extending from each side near the top of the uterus are the fallopian tubes which lead to the two ovaries. The ovaries' primary functions are to secrete hormones, such as estrogen, and store the female reproductive cells, or ova. The fallopian tubes transport the ova to the uterus for fertilization as part of the monthly menstrual cycle.

    Normal menstruation is a 28-day cycle that repeats itself throughout a woman's reproductive life. This cycle is controlled by the interaction between pituitary and ovarian hormones and is associated with the release of an egg from its ovary for possible fertilization. The ovaries secrete estrogen and a second hormone, progesterone, which causes the endometrial lining to thicken, preparing it to receive and nourish a fertilized egg. If an egg is fertilized, it implants into the endometrium and is nourished by the rich endometrial blood supply. If the egg is not fertilized, levels of estrogen and progesterone decrease, the coil shaped arteries supplying the endometrium with blood constrict, and the endometrial lining breaks down. The lining is then shed through the vagina together with the unfertilized egg. The resulting bleeding usually lasts four to seven days and is called menstruation. Normal blood loss during menstruation is generally between 25 to 70 ml per menstrual cycle. Menstruation typically begins between the ages of 11 and 14 years and ends between the ages of 45 and 55 with the onset of menopause, when the ovaries become exhausted and can no longer produce estrogen and progesterone. At that time, the menstrual cycle becomes irregular and eventually ceases completely.

UTERINE DISORDERS

  OVERVIEW

    The uterus is subject to a number of disorders, many of which cause abnormal uterine bleeding. Other uterine disorders primarily cause discomfort, pain or pressure symptoms. For example, in some women the uterus prolapses (descends), resulting in pelvic pain. Another common cause of pain is endometriosis, where endometrial tissue grows outside of the uterus. The uterus can also become infected by bacteria or other micro-organisms, resulting in pain and fever.

    Abnormal uterine bleeding includes disorders of the menstrual cycle, such as unexpected bleeding, excessive bleeding (defined as total blood loss exceeding 80 ml per menstrual cycle), prolonged bleeding beyond seven days, or bleeding more frequently than 21-day intervals. Abnormal bleeding is considered a symptom of an anatomic irregularity or hormonal imbalance. This symptom can be caused by systemic disease, although it is more commonly the result of disorders within the uterus itself, such as fibroids and, more rarely, endometrial cancer. Abnormal uterine bleeding can also be caused by other factors such as medication side effects, miscarriage and retained tissue after birth. When no specific cause for abnormal bleeding is found, the condition is termed dysfunctional uterine bleeding or DUB.

  FIBROIDS

    Fibroids, also known as leiomyomas or myomas, are non-cancerous growths within the uterus that can cause pain and are often associated with abnormal uterine bleeding. A uterus may have many fibroids and these growths, alone or in combination, can become sizable, sometimes enlarging the uterus to many times its normal size. Fibroid growth is stimulated by estrogen and typically subsides after menopause when estrogen production decreases. However, many women take estrogen replacement therapy during and after menopause to decrease bone loss, heart disease and hot flashes. In these women, fibroids may continue to grow even after menopause. Fibroids arise from the muscular layer of the uterus, the myometrium. Although there are a variety of fibroids, many grow toward the inner cavity of the uterus and are known as submucosal fibroids. Submucosal fibroids can exert significant pressure on the endometrial lining and are often associated with abnormal bleeding. Clinical studies have shown that fibroids are the most common indication for hysterectomy.

  DYSFUNCTIONAL UTERINE BLEEDING

    DUB is the diagnosis when no other cause for abnormal bleeding, such as fibroids or cancer, can be found. Patients diagnosed with DUB are typically treated with drug therapy initially and commonly proceed to surgical intervention.

  UTERINE CANCER

    Endometrial carcinoma is the most common uterine cancer and is often not diagnosed until after a patient seeks treatment for abnormal uterine bleeding. Appropriate diagnosis is critically important in detecting endometrial carcinoma because, if found early, it can be treated before spreading outside of the uterus.

CURRENT THERAPIES FOR UTERINE DISORDERS AND THEIR LIMITATIONS

    Various drug therapies and surgical approaches are available for most uterine disorders. Treatment of abnormal uterine bleeding usually begins conservatively with drug therapy and, if necessary, proceeds to more invasive surgical methods. Current surgical therapies for abnormal uterine bleeding include dilation and curettage ("D&C"), hysterectomy, myomectomy (fibroid removal), endometrial resection (surgical removal of the endometrium) and endometrial ablation (coagulation of the endometrium). The principal advantages and disadvantages of these therapies are discussed below.

  DRUG THERAPY

    A variety of medications can be used to reduce menstrual bleeding but the most effective are hormonal drugs such as oral contraceptives, progestins and, for shorter-term therapy, gonadotropin releasing hormone agonists. Hormonal drugs alter the normal menstrual cycle in order to reduce or eliminate monthly bleeding. Unfortunately, symptomatic improvement generally persists only while the patient continues drug therapy and many women experience acute side effects such as hot flashes, nausea, weight gain, depression and mood swings. A more significant concern is the risk of long-term side effects from hormonal drugs. Depending upon the medication, the patient may be at increased risk for cardiovascular disease or osteoporosis. For these reasons, many women are reluctant to continue long-term drug therapy even if symptoms are relieved, and therefore resort to surgical therapy.

  DILATION AND CURETTAGE

    D&C can be used for both the diagnosis of certain uterine disorders and as a therapy for abnormal uterine bleeding. Retained tissue after miscarriage or birth can usually be successfully removed with D&C. Other causes of abnormal uterine bleeding, such as fibroids or DUB, are generally not effectively treated since D&C can only scrape away a superficial layer of the endometrium. With this therapeutic approach, the endometrium typically regenerates within weeks and symptoms such as abnormal bleeding usually return and require further therapeutic intervention.

  HYSTERECTOMY

    Hysterectomy involves the surgical removal of the uterus and, in many cases, the ovaries. This procedure is a frequent therapy for abnormal uterine bleeding. With the exception of cesarian section, hysterectomy is the most common surgical procedure in the U.S.

    Hysterectomy is a highly invasive procedure with a lengthy recovery period. Acute complications of hysterectomy include fever, excessive bleeding requiring blood transfusion and injury to the bowel or urinary tract. In addition, potential long-term adverse effects include premature onset of menopause, an increased risk of osteoporosis, coronary heart disease and psycho-sexual dysfunction.

  MYOMECTOMY

    Abdominal myomectomy, the surgical removal of certain types of fibroids from the outside of the uterus, is a fertility-sparing option for some symptomatic fibroid patients. Generally, this procedure is not used to remove submucosal fibroids, which are accessed more readily through the cervix. Myomectomy is performed through either a large abdominal incision or, less invasively, through several small laparoscopic incisions in the abdomen to access the outside of the uterus. Fibroid removal requires a deep incision into the uterine muscle. The fibroid is dissected from the surrounding muscle tissue using scissors and the resulting uterine wound is closed with sutures. The extensive dissection required for fibroid removal causes considerable blood loss. Myomectomy is a major operation which results in a significant convalescence. Frequent complications include adhesion (scar tissue) formation between the uterus and surrounding structures, such as the intestines, that can cause chronic pelvic pain.

  RESECTION OF THE ENDOMETRIAL LINING

    Hysteroscopic endometrial resection is a less traumatic treatment for submucosal fibroids and abnormal uterine bleeding. In this procedure, the gynecologic surgeon inserts a telescope-equipped cutting tool into the vagina and across the cervix to look into the uterus and, depending on the diagnosis, removes fibroids or the entire endometrial lining. Fertility may be maintained if only a small portion of the endometrium is removed during fibroid resection. Infertility generally results from complete removal of the endometrial lining. The cutting tool generally used for this procedure is a modified urologic resectoscope which is 8 to 9 mm in diameter and accommodates various tip attachments that cut or coagulate tissue when electrocautery current (70 to 140 Watts) is supplied from an attached electro-surgical unit.

    Gynecologists first adopted the urologic resectoscope in the mid-1970s to remove submucosal fibroids. This instrument was not originally designed for gynecology, is difficult to use in the uterus and requires significant skill to perform a gynecologic procedure. When a urologist cuts tissue inside the urethra using the resectoscope, the resulting debris can be flushed out of the surgeon's view into the stretchable, relatively avascular urinary bladder. When a gynecologic surgeon cuts tissue inside the uterus using the resectoscope, the resulting debris cannot be flushed out of the surgeon's view because the uterus is relatively small and inflexible. To remove tissue, the surgeon must periodically stop the operation, remove the resectoscope and evacuate tissue debris using a curette or suction aspirator. Before surgery can resume, the gynecologic surgeon must re-distend the uterus with fluid, clear away blood in order to see the cavity, coagulate any bleeding vessels and re-establish proper orientation. The repeated removal and insertion of the resectoscope may cause additional cervical trauma and uterine bleeding.

    A significant concern during endometrial resection is fluid overload. In this procedure, irrigation fluid continuously flows in and out of the uterus through the resectoscope, distending (stretching) the uterine cavity and clearing away the blood. Fluid overload is caused by excessive absorption of the salt-free irrigation fluid used for uterine expansion into the blood vessels within the uterus. Clinically significant overload can cause pulmonary edema (fluid in the lungs), cerebral edema (brain swelling) and, in isolated cases, death. The safe limit for fluid absorption is believed to be between one and two liters for most patients, so the procedure must be stopped if the fluid deficit (defined as the volume of fluid inflow minus fluid outflow) amount exceeds this level. This requirement calls for careful monitoring of the fluid deficit and places a constraint on operating time, limiting the size and number of fibroids that can be treated using a modified urologic resectoscope.

  ABLATION OF THE ENDOMETRIAL LINING

    Hysteroscopic endometrial ablation is another technique for treating abnormal uterine bleeding which does not involve removal of the uterus. In this procedure, a gynecologic surgeon employs either electro-coagulation using a rollerball electrode attached to the resectoscope or photo-coagulation using the Nd:YAG laser to coagulate, or burn the endometrial lining of the uterus under visual guidance. Available ablation tools usually burn the endometrial lining to a depth of approximately 3 to 5 mm. In order to improve the chances of success, most patients are treated with hormonal drugs to thin the endometrial lining prior to surgery.

  EMERGING THERAPIES

    Several techniques are under development to address the disadvantages associated with hysterectomy and other existing therapies. One approach is directed at improving the tools available to gynecologic surgeons for treating fibroids and abnormal uterine bleeding under visual guidance. Another approach is to develop simple devices intended to permit clinicians with minimal training to treat non-fibroid related abnormal uterine bleeding.

    Among the new tools under investigation is the modified urologic resectoscope operating at high power levels (250 Watts) for vaporization, rather than resection, of the endometrial lining. This technique may simplify the treatment of submucosal fibroids. However, the clinical data with respect to the application of these devices in gynecology are limited.

    Several attempts have been made to develop a simple procedure for ablating the entire endometrial lining using radiation, steam, cryothermia, chemical agents and radiofrequency energy. Recent approaches include using a balloon filled with near-boiling fluid to coagulate the endometrium or using a conductive balloon with surface electrodes to deliver coagulating amounts of electrical energy to the endometrium. These methods are currently undergoing clinical evaluation.

THE FEMRX SOLUTION

    The Company believes that the optimal procedure for treating dysfunctional uterine bleeding and abnormal uterine bleeding caused by submucosal fibroids is an advanced surgical technique which the Company has named OPERA. OPERA is a less invasive alternative to hysterectomy. OPERA consists of diagnosis by a gynecologic surgeon and the use of the Company's OPERA STAR resectoscope under visual guidance to collect a pathology sample, resect the endometrial lining together with any submucosal fibroids and coagulate the entire uterine cavity. FemRx has developed products designed to make the OPERA procedure simpler for gynecologic surgeons to perform so that this procedure may be an effective alternative to hysterectomy for more patients with abnormal uterine bleeding.

  OPERA STAR SYSTEM

    The Company's Specialized Tissue Aspirating Resectoscope ("STAR") is a proprietary instrument that the Company has designed specifically to perform OPERA. The Company believes the OPERA STAR System offers several significant advantages over competing surgical devices. The Company designed the product to build on the existing skills of surgeons trained to perform endometrial resection and ablation.

The STAR is a versatile device which enables a gynecologic surgeon to cut, coagulate and aspirate tissue from inside the uterus without the need to repeatedly interrupt the procedure to clear the uterus of tissue chips.

    The OPERA STAR System consists of a disposable 9mm diameter resectoscope and a reusable motor drive unit. The resectoscope includes a detachable sheath, a proprietary loop electrode that can be used for cutting and coagulating, a rotating morcellator for tissue evacuation, a morcellator drive cable connected to the motor drive unit and an electro-surgical cable for connection to any standard electro-surgical power unit. The body of the STAR is made from medical grade plastic using injection molding technology while the tissue morcellator and loop electrode are machined from metal. The entire device is lightweight and designed for ease of manufacture and single-use performance.

    The sheath of the STAR, which is inserted across the cervix, provides for inflow of the uterine expansion fluid and also accommodates most standard 4mm diameter reusable telescopes. The telescope attaches to a standard camera and light source, providing for visualization of the inside of the uterus on a video monitor. The proprietary loop electrode consists of rotatable cylinders attached to a wire. When electrocautery current is applied, the loop can be swept along the uterine cavity to coagulate the endometrial lining or pressed down to cut into the endometrium or a fibroid. The surgeon typically elects to either cut or coagulate by selecting the electro-surgical unit foot petal that corresponds to the desired power (70 to 300 Watts) and waveform. The loop electrode cuts tissue into chips that are suctioned into the rotating morcellator, a proprietary assembly located immediately under the loop. The morcellator consists of two concentric tubes, the inner one rotating to provide a slicing action. Suctioned tissue is sliced into small fragments and transported from the morcellator to a trap where it is collected for pathologic review.

  FLO-STAT SYSTEM

    The Flo-Stat System is a proprietary microprocessor-based system designed to accurately and continuously report the amount of irrigation fluid infused into the patient, the amount recovered from the patient and the difference, or fluid deficit. The Company believes that the Flo-Stat System is the first automatic fluid reporting system that allows the physician to track fluid deficit automatically without interrupting the procedure whenever changing fluid inflow bags or outflow canisters.

    During hysteroscopic procedures, nurses are responsible for ensuring that fluid inflow bags are full and outflow canisters are emptied, thereby maintaining the continuous fluid flow required to keep the operative field clear of blood. Without a Flo-Stat System, manual fluid deficit calculations are usually made by the nurse every few minutes.

    The Flo-Stat System operates by weighing fluid inflow and outflow containers using electronic scales. Weight data is transmitted to a dedicated computer and display unit. The sensed change in weight over time is converted into a change in volume and the cumulative amount is displayed on the front panel. If the fluid deficit exceeds a physician-determined limit, an audible and visual alarm is activated. A battery is provided for uninterrupted system operation in the event of a power failure. Following a procedure, fluid deficit data may be uploaded to a computer for research or documentation purposes.

    The Flo-Stat System is designed to be operated by nursing staff with minimal attention required. The system automatically detects fluid container changes allowing for proper fluid management and continuous surgery.

MANUFACTURING

    The Company manufactures its products at its facility in Sunnyvale, California. The Company's manufacturing operations consist of in-house assembly facilities for the OPERA STAR System and the Flo-Stat System. The STAR is assembled in a controlled environment room, and is shipped to an outside vendor for sterilization.

    Raw materials and certain sub assemblies are purchased from various qualified vendors. Most of these components are standard commercial items, some are manufactured to the Company's specifications. Many components, including those manufactured to the Company's specifications, and the sterilization services are currently purchased from single vendors. None of the Company's vendors are legally obligated to continue to supply the Company nor is the Company legally obligated to buy from a particular vendor. The Company has qualified alternative vendors that could supply most of the Company's needed components and sterilization services but also believes that for certain of these components and for the sterilization services there are relatively few alternative sources of supply. Any supply interruption from vendors, or failure to establish replacement vendors, could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has received FDA clearance, ISO 9001 certification, and been issued a license by the State of California to manufacture and sell its OPERA STAR System and Flo Stat System. The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities and its operations undergo GMP compliance inspections conducted by the FDA and equivalent inspections conducted by state officials. The Company is required to operate in conformance with GMP requirements in order to produce products for sale in the U.S., and in compliance with ISO 9001 standards in order to produce products for sale in Europe. Any failure by the Company to comply with GMP or ISO 9001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. In addition, the Company may be required to cease all or part of its operations for some period of time until it can demonstrate that appropriate steps have been taken to comply with GMP regulations and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be found in compliance with GMP or ISO 9001 standards in future audits by regulatory authorities or that the Company will not experience difficulties in the course of developing its manufacturing capability.

    The Company has limited experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. In addition, it will need to manufacture its products in compliance with regulatory requirements. If the Company experiences significant demand for its products, the Company will have to expend capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. If the Company is unable to develop large-scale manufacturing capabilities, or establish contract manufacturing for its products, the Company's competitive position and financial condition could be materially adversely affected. As the Company seeks to increase production volumes, if required, it may experience lower than anticipated yields or production contraints as a result of changes in its manufacturing processes which could result in shipment delays as well as increased manufacturing costs. These manufacturing difficulties could have a material adverse effect on the Company's business, financial condition and results of operations.

MARKETING AND SALES

    The market for the Company's products is fragmented and consists of physicians, hospitals, surgery centers, and clinics. In order to market its products, the Company will need to convince the medical community, principally leading gynecologic surgeons, that the OPERA STAR System is a desirable alternative to current procedures, such as hysterectomy, and other emerging therapies. The Company estimates that of the approximately 33,000 gynecologists in the U.S., approximately 7,000 are skilled at using hysteroscopes to look into the body for diagnostic and therapeutic procedures. In order to reach these gynecologic surgeons, the Company has hired eight territory managers who will market directly to gynecologic surgeons who perform hysteroscopy. The Company expects to enter into alliances with distributors or other companies with marketing and sales expertise in international markets. There can be no assurance that establishing such a marketing staff or sales force will be cost-effective, or that the

Company's direct sales and marketing efforts will be successful, or that its distributors or collaborative partners will be successful in marketing, selling or gaining market acceptance for the Company's products.

    The Company intends to familiarize gynecologic surgeons with OPERA through the sponsorship of specialized seminars and conferences. Physician-led training using the OPERA STAR System will be conducted at regional locations by surgeons skilled in using the OPERA STAR System. In addition, the Company will seek to establish partnerships with leading health care payors and providers to expand the reach of its training programs to gynecologic surgeons. The Company also intends to educate women about the OPERA alternative to hysterectomy through a variety of media including advertising, magazine articles, television and video presentations.

    The Company believes that market acceptance of its products will depend, in part, on the Company's ability to provide evidence to the medical community of the safety, efficacy and cost-effectiveness of its products and the procedures in which these products are intended to be used. Even though the Company believes that an OPERA procedure performed using its products may be less costly than a hysterectomy, the level of surgical training and skill required may be higher. The Company's OPERA STAR System is designed for use by a gynecologic surgeon trained in the OPERA procedure. Market acceptance of the Company's products will require a willingness on the part of gynecologic surgeons to be trained to perform OPERA using the Company's products. Market acceptance may be limited because some physicians and payors, recognizing that the removal of the uterus in a hysterectomy precludes the potential reoccurrence of uterine disorders, will be reluctant to substitute the OPERA procedure, which allows the patient to retain her uterus. The Company believes that most gynecologists view hysterectomy as an appropriate therapy to treat a variety of uterine disorders. As a result, the Company believes that recommendations and endorsements of its products by influential physicians will be essential for market acceptance of its products. No assurances can be made that the Company will receive such recommendations or endorsements.

    International regulatory requirements vary by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the Company may vary from country to country. In Europe, the Company intends to establish a network of distributors to market and distribute its OPERA STAR System. In Japan, the Company intends to collaborate with one marketing partner to assist with regulatory requirements and to market and distribute its OPERA STAR System. The Company has not yet obtained international regulatory approvals and no assurance can be given that the Company will obtain any necessary international regulatory approvals, that the Company will establish a network of distributors to sell the OPERA STAR System in Europe, that the Company will secure a marketing partner to sell its OPERA STAR System in Japan or that any international distributors or marketing partners will commit the necessary resources to sell the OPERA STAR System in international markets. Failure of the Company to market and sell its products could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's products have generated limited sales to date. There can be no assurance that any of the Company's existing or future products will gain any significant degree of market acceptance among physicians, patients, hospitals and healthcare payors. Failure to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

    The Company's success depends in part on its ability to obtain and maintain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to aggressively protect its proprietary position by, among other things, filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company's strategy includes extending the patent protection of its technology by filing procedure-specific method patents wherever possible for the use of the Company's products in new clinical applications.

    As of December 31, 1996, the Company held two issued U.S. patents and had a number of U.S. and international patent applications pending relating to the Company's technology. The issued U.S. patents include both method and device claims.

    The validity and breadth of claims covered in medical device technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents from pending patent applications or from any future patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around the Company's patents. In addition, others may hold or receive patents or file patent applications which contain claims having a scope that covers products developed by the Company. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents unless it obtained licenses from the owners of each of such patents, or forced to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. There can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the U.S. or in international markets.

    The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement litigation or an interference proceeding declared by the U.S. Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of patent suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect the Company's trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving the Company will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    In addition to patents, the Company relies on trade secrets and proprietary know-how to compete, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

GOVERNMENT REGULATION

    Medical devices are subject to extensive regulation by governmental authorities in the U.S. and in foreign countries. The FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for medical devices, in order to ensure that medical devices distributed in the U.S. are safe and effective for their intended use. Noncompliance with applicable requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Failure to obtain regulatory clearances and approvals, the restriction, suspension or revocation of regulatory clearances and approvals, if obtained, or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company will not be able to market future products in the U.S. unless and until it obtains clearance or approval from the FDA.

    Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA. The Company and any contract manufacturers will be required to adhere to applicable FDA regulations regarding GMP and similar regulations in other countries, which include testing, control, documentation, and reporting requirements. The Company is required to register with the FDA as a device manufacturer and maintain a manufacturing license from the State of California. The GMP regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and quality assurance and quality control activities. Ongoing compliance with GMP and other applicable regulatory requirements will be monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. The FDA also has proposed changes to the GMP regulations that would, among other things, require design controls and maintenance of service records, and which, if finalized, would likely increase the cost of complying with GMP requirements.

    Labeling and promotion activities are also subject to scrutiny by the FDA and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. The Company and its products are also subject to a variety of state and local laws and regulations in those states and localities where its products are or will be marketed. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

    Export sales of devices that have not received marketing clearance or approval generally are subject to FDA export requirements. In addition, international sales of the Company's products will be subject to the regulatory requirements of each country. The Company has not obtained any international regulatory approvals permitting sales outside of the U.S. The regulatory review process varies from country to country. The ISO 9000 series of standards for quality have been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that certain medical products receive by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directive. ISO 9001 certification is one of the CE mark certification requirements.

THIRD-PARTY REIMBURSEMENT

    In the U.S., hospitals, physicians and other health care providers that purchase medical devices generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Although reimbursement for endometrial resection and ablation procedures has generally been available in the U.S., there can be no assurance that this will continue to be the case or that reimbursement will be available for procedures performed using the Company's products. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Third-party reimbursement will also depend upon decisions by HCFA for Medicare, as well as by individual HMOs, private insurers and other payors. The Company expects to price its disposable resectoscope at a premium over the prices currently charged for the disposable components of competitive resectoscopes. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures. The Company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be available or adequate.

COMPETITION

    At present, the Company considers its primary competition to be current therapies for the treatment of excessive menstrual bleeding, including drug therapy, D&C, surgical endometrial ablation and hysterectomy. The Company will also compete against other non-surgical techniques under development for the treatment of excessive menstrual bleeding, including other non-surgical endometrial ablation techniques which employ RF energy or freezing techniques ("cryoablation").

    The Company expects the current high levels of competition and technological change to increase. The Company competes with providers of modified urologic resectoscopes, electrosurgical instruments, laser instruments, thermal systems and other manual devices. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than the Company. There can be no assurance that the Company can effectively compete against such competitors. In addition, there can be no assurance that these or other companies will not succeed in developing technologies and products that are more effective than the Company's or that would render the Company's technology or products obsolete or uncompetitive.

    In particular, the Company faces competition from Circon-Cabot Corp., which markets a resectoscope used in intra-uterine surgery and a fluid management system. Several companies including Circon-Cabot Corp., Olympus America, Inc., Karl Storz Instrument Co. and Richard Wolf Medical Instruments Corp., each have a large share of the market for resectoscopes. These companies offer broad product lines, have substantially greater resources and name recognition than the Company and frequently offer significant discounts and bundled products as competitive tactics. Moreover, the OPERA STAR System is not currently compatible with all telescopes utilized in gynecologic surgery and therefore may require surgeons using incompatible telescopes to acquire a different telescope in order to use the OPERA STAR System. In addition, there are a number of other companies developing devices to treat fibroids and abnormal uterine bleeding. These include Gynecare, Inc., BEI Medical Systems Co., Pfizer and several private companies, including Envision Surgical System, Inc. The Company believes that Gynecare, Inc. and Pfizer have begun clinical trials on devices used to treat DUB and these devices, if marketed, would compete with the OPERA STAR System. In addition to Circon-Cabot Corp., other companies such as Aquintel, Inc. market competing fluid management systems. The Company also faces potential competition from medical device or pharmaceutical manufacturers that currently market or may be developing other medical devices or drugs, such as hormonal therapies, for the treatment of uterine disorders. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive. Furthermore, competitors may have, or acquire, proprietary technology that could be used to limit the Company's ability to compete. The inability of the Company to successfully compete could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company believes that the primary competitive factors in the market for endometrial resection and ablation devices are safety, efficacy, ease of use, cost per procedure, availability of reimbursement, availability of training, patent position, price, sales and marketing capability and reputation. There can be no assurance that the Company's products can compete effectively or that new instruments that perform more favorably will not be introduced.

PRODUCT LIABILITY AND INSURANCE

    The development, manufacture and sale of medical devices entail significant risk of product liability claims and device failure claims. The Company has conducted only limited clinical trials and has had insignificant sales for the OPERA STAR System and Flo-Stat System and does not yet have, and will not have for a number of years, sufficient clinical data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. Although the Company has not experienced any claims to date, there can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $3,000,000 per occurrence and $3,000,000 in the aggregate and there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations.

EMPLOYEES

    As of March 12, 1997, the Company had 56 employees, including 13 in research and development, 20 in manufacturing, 15 in sales and marketing and 8 in administration. The Company believes it maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. The Company believes its relationship with its employees is good.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    The executive officers and directors of the Registrant are as follows:

                      NAME                            AGE                              POSITION
------------------------------------------------      ---      ---------------------------------------------------------
Andrew M. Thompson..............................          33   President, Chief Executive Officer and Director

George M. Savage, M.D...........................          37   Senior Vice President, Research and Development and
                                                               Director

Edward W. Unkart................................          47   Vice President, Finance and Administration, Chief
                                                               Financial Officer and Assistant Secretary

Jeffrey J. Christian............................          43   Vice President, Engineering

Marshall Tsuruda................................          50   Vice President, Operations

Craig E. Dauchy.................................          48   Secretary

Richard M. Ferrari(1)...........................          43   Director

Gail Gaumer(2)..................................          45   Director

Kathleen D. LaPorte(2)..........................          35   Chairman of the Board of Directors

Philip M. Young(1)..............................          57   Director

James W. McLane(1)..............................          57   Director

------------------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

    ANDREW M. THOMPSON has served as President, Chief Executive Officer and a director of the Company since its incorporation in November 1994. From May 1994 to November 1994, Mr. Thompson consulted in the medical device industry as a partner of Savage-Thompson Management. From May 1991 to November 1994, he served as Vice President, Finance of Medtronic CardioRhythm, a medical device company focused on catheter ablation systems for electrophysiology, which he co-founded in May 1991 and which was acquired by Medtronic, Inc. in May 1992. From June 1989 to May 1991, he consulted full-time in the medical industry as a partner of Savage-Thompson Management. He received an M.A. in Production Engineering from Corpus Christi College, Cambridge, an M.A. in Education and an M.B.A. from Stanford University.

    GEORGE M. SAVAGE, M.D. has served as Senior Vice President, Research and Development and a director of the Company since its incorporation in November 1994. From May 1994 to November 1994, Dr. Savage consulted in the medical device industry as a partner of Savage-Thompson Management. From May 1991 to November 1994, he served as Vice President, Clinical and Regulatory Affairs of Medtronic CardioRhythm, a medical device company focused on catheter ablation systems for electrophysiology, which he co-founded in May 1991 and which was acquired by Medtronic, Inc. in May 1992. From May 1991 to May 1992, Dr. Savage also served CardioRhythm as a director. From June 1989 to May 1991, he consulted full-time in the medical industry as a partner of Savage-Thompson Management. Dr. Savage received a B.S. in Biomedical Engineering from Boston University, an M.D. from Tufts University and an M.B.A. from Stanford University.

    EDWARD W. UNKART has served the Company as Vice President, Finance and Administration, Chief Financial Officer and Assistant Secretary since October 1995. From June 1995 to October 1995, Mr. Unkart served as Vice President, Finance and Administration, Chief Financial Officer and Secretary of Combinet, Inc., a manufacturer of digital, remote network access devices for use in small office/home office applications which was acquired by Cisco Systems, Inc. From February 1989 to June 1995, Mr. Unkart served as Vice President, Finance and Administration, Chief Financial Officer and Secretary of

Devices For Vascular Intervention, Inc., a manufacturer of disposable medical devices used in treatment of cardiovascular disease, which is now part of Guidant Corporation. He is a Certified Public Accountant and received both a B.S. in Statistics and an M.B.A. from Stanford University.

    JEFFREY J. CHRISTIAN has served the Company as Vice President, Engineering since April 1995. From August 1994 to April 1995, Mr. Christian served as an engineering consultant for Phoenix Engineering, an engineering consulting firm. From October 1990 to August 1994, Mr. Christian served as Vice President, Research and Development of Unisurge, Inc., a medical device company. Mr. Christian received a B.S. in Manufacturing Engineering and Technology from Brigham Young University.

    MARSHALL TSURUDA has served the Company as Vice President, Operations since April 1996. From October 1989 to March 1996, Mr. Tsuruda served as Director of Manufacturing of Laserscope Surgical Systems, a manufacturer of surgical laser systems and sterile disposable devices. Mr. Tsuruda received a B.A. in Liberal Arts from Sacramento State University.

    CRAIG E. DAUCHY has served the Company as Secretary since its incorporation in November 1994. From June 1975 to the present, Mr. Dauchy has been associated with the law firm of Cooley Godward Castro Huddleson & Tatum and has been a partner since January 1981. From April 1985, he has been a member of the firm's management committee and is head of the firm's venture capital practice group. Mr. Dauchy received a B.A. in History from Yale and a joint J.D./M.B.A. from Stanford University.

    RICHARD M. FERRARI has served the Company as a director since October 1995. From October 1995 to the present, Mr. Ferrari has served as President and Chief Executive Officer of CardioThoracic Systems, Inc., a company that develops products and systems for Minimally Invasive Direct Coronary Artery Bypasses (MIDCAD-TM-). From January 1991 to October 1995, Mr. Ferrari served as President and Chief Executive Officer of Cardiovascular Imaging Systems, Inc., a manufacturer of imaging systems and devices used in interventional cardiology, which was acquired by Boston Scientific Corporation in 1995. He received a B.S. in Education from Ashland College, a degree in Nuclear Medicine Technology from the Radiology Institute and an M.B.A. from the University of South Florida.

    GAIL GAUMER has served the Company as a director since October 1995. From 1980 to the present, Ms. Gaumer has held numerous marketing, product development and general management positions with Baxter Healthcare Corporation including President, Renal Europe, from 1991 to 1994. Ms. Gaumer is currently Corporate Vice President of Cost Management Service and Strategy for Allegiance Healthcare Corporation. Ms. Gaumer received a B.S. in Psychobiology from the University of California, Santa Cruz, a N.I.H. Fellowship in Neurophysiology at the University of Wisconsin and an M.B.A. from Stanford University.

    KATHLEEN D. LAPORTE has served the Company as a director since April 1995 and is currently the Chairman of the Board of Directors. From January 1993 to the present, Ms. LaPorte has been affiliated with the Sprout Group, the venture capital affiliate of Donaldson, Lufkin & Jenrette Inc., and has served as a General Partner since December 1993. From August 1987 to January 1993, Ms. LaPorte was a principal at Asset Management Company, a venture capital firm focused on early stage health care and technology investments. Ms. LaPorte currently serves on the Board of Directors of Lynx Therapeutics, Inc. and Onyx Pharmaceuticals, Inc. She holds a B.S. in Biology from Yale University and an M.B.A. from Stanford University.

    PHILIP M. YOUNG has served the Company as a director since April 1995. From April 1990 to the present, Mr. Young has served as a General Partner of U.S. Venture Partners, a venture capital firm. Mr. Young currently serves on the Boards of Directors of Cardio Thoracic Systems, Inc., The Immune Response Corporation, Penederm Inc., Vical Inc. and Zoran Corporation. He received a B.M.E. from Cornell University, an M.S. from George Washington University, and an M.B.A. from Harvard University where he was a Baker Scholar.

    JAMES W. MCLANE has served the Company as a director since November 1996. From February 1991 to June, 1996, Mr. McLane served as Executive Vice President of Aetna Life & Casualty Company and Chief Executive Officer of Aetna Health Plans. Prior to that, he was a Senior Vice President and Division Executive of Citicorp, Inc. He currently is working as a consultant and advisor to several venture capital funds in the health care field. Mr. McLane currently serves on the Board of Directors of Aliginis Inc., the Hartford Healthcare Corp and Outward Bound USA. He holds a B.A. in History from Yale University and an M.B.A. from Harvard Business School.

    Each officer serves at the pleasure of the Board of Directors. Each of the Company's officers and directors, other than non-employee officers and directors, devotes substantially his full-time to the affairs of the Company. Non-employee officers and directors devote such time to the affairs of the Company as is necessary to discharge their duties. There are no family relationships among any of the directors, officers, or key employees of the Company.

ITEM 2. FACILITIES

    The Company leases approximately 13,400 square feet in Sunnyvale, California, which comprise the Company's administrative offices and manufacturing and warehousing space. The Company's lease for this facility extends through 1998. The Company uses approximately 90% of the facilities and believes that its existing facilities will be sufficient for its operations through 1997. The Company believes that it will be able to renew its lease or obtain additional space if necessary.

ITEM 3. LEGAL PROCEEDINGS

    To the best of its knowledge the Company is not currently party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the Nasdaq National Market under the symbol FMRX since the effective date of the Company's Registration Statement on Form S-1 on March 25, 1996. The price per share reflected in the table below represents the range of high and low closing sale prices for the Company's common stock as reported in the Nasdaq National Market for the quarters indicated.

                                                                               HIGH        LOW
                                                                             ---------  ---------
1996:
First Quarter ended March 31, 1996.........................................  $    9.75  $   9.375
Second Quarter ended June 30, 1996.........................................  $   17.00  $    9.00
Third Quarter ended September 30, 1996.....................................  $   11.00  $    6.50
Fourth Quarter ended December 31, 1996.....................................  $    8.50  $    4.00

    As of March 5, 1997, the number of common stockholders of record was 69.

  DIVIDEND POLICY

    The Company has not declared or paid any dividend since its inception and does not intend to pay any dividend in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table presents selected financial data of the Company. This historical data should be read in conjuction with the attached Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K.

    Selected financial data is as follows (in thousands, except per share amounts):

                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                               YEARS ENDED             (MARCH 23,
                                                                              DECEMBER 31,              1992) TO
                                                                     -------------------------------  DECEMBER 31,
                                                                       1996       1995       1994         1993
                                                                     ---------  ---------  ---------  -------------
Net Sales..........................................................  $      64  $  --      $  --        $  --
Net Loss...........................................................  $  (8,780) $  (3,174) $    (142)   $    (172)
Net Loss per share (1).............................................  $   (1.23) $   (0.52) $   (0.03)   $   (0.04)
Shares used in computing net loss per share........................      7,141      6,143      5,359        4,755
Total Assets.......................................................  $  22,040  $   4,115  $  --        $  --
Long-term obligations..............................................  $     272  $     185  $  --        $  --

------------------------

(1) See Note 1 to Financial Statements for information concerning calculation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such difference include those noted in this Form 10-K and in the Company's prospectus dated March 27, 1996 incorporated by reference.

OVERVIEW

    Since its inception, FemRx, Inc., (the "Company") has been engaged in the research and development of its OPERA STAR System and related products. The OPERA STAR System is an innovative surgical system for the diagnosis and treatment of gynecologic disorders. OPERA stands for Out-Patient Endometrial Resection/Ablation. OPERA is a less invasive alternative to hysterectomy for patients suffering from abnormal uterine bleeding. OPERA consists of diagnosis by a gynecologic surgeon and the use of the Company's OPERA STAR resectoscope under visual guidance to collect a pathology sample, resect the endometrial lining together with any submucosal fibroids and coagulate the entire uterine cavity. The Company has also developed a proprietary fluid management system, called the Flo-Stat System, for use in gynecologic procedures. In March 1996, the Company obtained clearance from the FDA to market the OPERA STAR System in the U.S. In May 1996, the Company obtained clearance from the FDA to market the Flo-Stat System in the U.S.

    The Company's primary near-term commercial products, the OPERA STAR System and the Flo-Stat System have generated limited sales to date. The Company commenced commercial shipments of its OPERA STAR System and Flo-Stat System in October 1996. The Company currently sells its products in the United States to physicians and hospitals. Sales in the U.S. are currently made through a small direct sales force and are conducted on open credit terms.

    Certain components of the Company's products are manufactured by contract manufacturers. Additional manufacturing, final assembly and test is performed by the Company at its location in Sunnyvale, California.

    The Company has experienced significant operating losses since inception and, as of December 31, 1996, had an accumulated deficit of approximately $12.3 million. The Company expects to continue to generate substantial losses due to increased operating expenditures primarily attributed to research and development activities, including clinical trials, and establishing commercial manufacturing, marketing and sales capabilities. The Company anticipates that its research and development expenses will increase in the future to support increased product development activities, including clinical trials, and that its selling, general and administrative expenses will increase due to increased marketing and sales activities. The Company expects that its results of operations will fluctuate significantly from quarter to quarter due to a variety of factors including the timing of such expenditures, timing in the receipt of orders, the rate of acceptance of the Company's products in the marketplace, introduction of new products by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. The Company's gross margins, if any, will be depressed for several quarters due to initial manufacturing and overhead costs allocated over low production volumes. There can be no assurance that the Company will ever achieve significant revenue or profitability.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

    Net Sales were $64,000 for the year ended December 31, 1996, due to the commercial release of the Company's products in October of 1996. No net sales were recorded in any prior periods.

    Cost of goods sold was $668,000 for the year ended December 31, 1996, primarily consisting of costs related to initial manufacturing.

    Research and development expenses, which include clinical, regulatory, and prior to October 1, 1996, costs related to manufacturing start-up increased to $4,551,000 for the year ended December 31, 1996 from $2,409,000 for the year ended December 31, 1995, and from $65,000 for the year ended December 31, 1994. The increased amounts were primarily attributable to costs associated with clinical trials, additional product research, prototype development, patent preparation and filing, manufacturing facility preparation, and costs including the hiring of regulatory, research, clinical, engineering and manufacturing personnel.

    Selling, general and administrative expenses, increased to $4,577,000 for the year ended December 31, 1996 from $936,000 for the year ended December 31, 1995, and from $77,000 for the year ended December 31, 1994. The increased amounts were primarily attributable to the establishment of the Company's sales and marketing organization, increased sales activity, related supplies and materials, and the costs related to the hiring of additional personnel.

    Interest income increased to $1,003,000 for the year ended December 31, 1996 from $194,000 for the year ended December 31, 1995. There was no interest income for the year ended December 31, 1994. The increase was due to the Company's higher average balances in cash, cash equivalents and short term investments from the proceeds of the Company's initial public offering which were received at the end of March 1996, and from the underwriters exercise of their option for additional shares from which proceeds were received at the end of April 1996.

    Interest expense increased to $51,000 for the year ended December 31, 1996 from $23,000 for the year ended December 31, 1995. There was no interest expense for the year ended December 31, 1994. Interest expense is due to interest payments on higher outstanding balances on an equipment lease line established during 1995.

    At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $10,500,000. The federal net operating loss carryforwards will expire, if not utilized, at various dates beginning in 2010 and continuing through 2011. Utilization of the net operating losses may be subject to a substantial annual limitation due to the change of ownership provisions of the Internal Revenue Code of 1986, as amended. Accordingly, such annual limitation may result in the expiration of net operating losses prior to utilization.

LIQUIDITY AND CAPITAL RESOURCES

    In March and April 1996, the Company sold a total of 3,105,000 shares of common stock at $9.00 per share through its initial public offering. The net proceeds (after underwriting discounts and expenses) to the Company from the initial public offering were $25,002,000. As of December 31, 1996 the Company had cash, cash equivalents and short term investments of $19,918,000. The Company also has a $750,000 leaseline of which $237,000 was available for borrowing on December 31, 1996.

    Cash used in the Company's operations increased to $7,596,000 for the year ended December 31, 1996 from $2,319,000 for the year ended December 31, 1995, and from $3,000 for the year ended December 31, 1994. This cash was used primarily to fund increasing levels of research and development of the Company's products, clinical and regulatory activities, start-up of manufacturing operations, establishment of the Company's sales and marketing organization, increased sales activity, and the costs related to the hiring of additional personnel.

    Capital expenditures increased to $1,193,000 for the year ended December 31, 1996 from $638,000 for the year ended December 31, 1995. There were no capital expenditures for the year ended December 31, 1994. The increased level of capital expenditures during 1996 was due primarily to the Company's increased operations throughout the year and the start-up of its manufacturing operations. The Company plans to finance its capital needs principally from the net proceeds of its initial public offering and interest thereon.

    The Company believes that its existing cash will be sufficient to finance its capital requirements through at least 1997. The Company's future liquidity and capital requirements will depend on numerous factors, including the resources necessary to develop, manufacture and market products and the cost of obtaining and enforcing patents important to the Company's business. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on attractive terms to the Company, or at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  DEPENDENCE ON OPERA STAR SYSTEM AND FLO-STAT SYSTEM

    The OPERA STAR System and Flo-Stat System are currently the Company's only products. The Company expects that the OPERA STAR System, and to a lesser extent, the Flo-Stat System, will account for substantially all of the Company's revenues for the foreseeable future. Even though the OPERA STAR System and Flo-Stat System have received FDA clearance, there can be no assurance that the Company can successfully manufacture, market, or realize any significant revenues from these products on a timely basis. The Company's products will require further development and regulatory clearances or approvals before they can be marketed internationally. There can be no assurance that the Company's development and marketing efforts will be successful or that the OPERA STAR System, Flo-Stat System or other potential products developed by the Company will be capable of being manufactured in commercial quantities at acceptable costs. Failure to manufacture in commercial quantities at acceptable cost the OPERA STAR System and Flo-Stat System would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company further believes that the ability of health care providers to obtain adequate reimbursement for OPERA procedures using the OPERA STAR System will be critical to market acceptance of the Company's products. There can be no assurance that the cost of procedures in which the OPERA STAR System is used will be adequately reimbursed by third-party payors under existing reimbursement policies and codes. The Company has no experience in gaining reimbursement in the U.S. or any foreign market. The Company expects to price its disposable resectoscope at a premium over the prices currently charged for the disposable components of competitive resectoscopes. Therefore, the Company anticipates that it may have to offer substantial discounts on its OPERA STAR System motor drive unit in order to stimulate demand for its products. The failure of the Company to place sufficient quantities of its motor drive unit would have a material adverse effect on its ability to sell the disposable STAR. Another factor that may limit the market acceptance of the Company's OPERA STAR System is that it is not currently compatible with all telescopes utilized in gynecologic surgery and therefore might require surgeons using incompatible telescopes to acquire a different telescope in order to use the OPERA STAR System. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

  LIMITED OPERATING EXPERIENCE

    The Company has a limited history of operations. Since its incorporation in November 1994, the Company has focused primarily on research and product development efforts, clinical trials and seeking regulatory clearance or approval for the OPERA STAR System and Flo-Stat System. The Company has never generated significant revenues, and has limited experience manufacturing in commercial quantities, marketing or selling products. The Company has experienced significant operating losses since inception and expects these losses to continue for the next several years. There can be no assurance that the Company will be successful in commercializing the OPERA STAR System and Flo-Stat System. Whether the Company can successfully manage the transition to a large-scale commercial enterprise will depend upon a number of factors, including obtaining selected international regulatory and reimbursement approvals for its existing or potential products, establishing its commercial manufacturing capability, developing its U.S. marketing and selling capabilities, and establishing a distribution network in international markets. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          REPORT OF ERNST & YOUNG LLP,
                              INDEPENDENT AUDITORS

The Board of Directors and Stockholders
FemRx, Inc.

    We have audited the accompanying balance sheets of FemRx, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for the three years ended December 31, 1996 and for the period from inception (March 23, 1992) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FemRx, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years ended December 31, 1996 and for the period from inception (March 23, 1992) to December 31, 1996 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
January 10, 1997

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                  DECEMBER 31,
                                                                                              ---------------------
                                                                                                 1996       1995
                                                                                              ----------  ---------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................................................  $    2,250  $   3,457
  Short term investments....................................................................      17,668         --
  Accounts receivable, net of allowance for doubtful accounts of $1.........................          60         --
  Inventories...............................................................................         340         --
  Prepaid and other current assets..........................................................         256         15
                                                                                              ----------  ---------
    Total current assets....................................................................      20,574      3,472
Property and equipment, net.................................................................       1,429        588
Deposits and other assets...................................................................          37         55
                                                                                              ----------  ---------
    Total assets............................................................................  $   22,040  $   4,115
                                                                                              ----------  ---------
                                                                                              ----------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................  $      583  $     149
  Accrued compensation......................................................................         696         98
  Other accrued liabilities.................................................................          65         73
  Current portion of capital lease obligations..............................................         141         73
                                                                                              ----------  ---------
    Total current liabilities...............................................................       1,485        393
Noncurrent portion of capital lease obligations.............................................         272        185

Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value in 1996 and no par value in 1995
    Authorized shares: 5,000,000 in 1996 and 6,500,000 in 1995
    Issued and outstanding shares: none in 1996 and 6,154,898 in 1995.......................          --      6,128
  Common stock, $0.001 par value in 1996 and no par value in 1995
    Authorized shares: 40,000,000 in 1996 and 7,812,500 in 1995
    Issued and outstanding shares: 8,845,610 in 1996 and 1,719,445 in 1995..................      33,305      2,570
  Common stock subscribed...................................................................          --         76
  Stock subscription receivable.............................................................          --        (76)
  Notes receivable from stockholders........................................................         (58)        (4)
  Deferred compensation.....................................................................        (696)    (1,669)
  Deficit accumulated during the development stage..........................................     (12,268)    (3,488)
                                                                                              ----------  ---------
    Total stockholders' equity..............................................................      20,283      3,537
                                                                                              ----------  ---------
    Total liabilities and stockholders' equity..............................................  $   22,040  $   4,115
                                                                                              ----------  ---------
                                                                                              ----------  ---------

                See accompanying notes to financial statements.

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                                 YEARS ENDED             (MARCH 23,
                                                                                DECEMBER 31,              1992) TO
                                                                       -------------------------------  DECEMBER 31,
                                                                         1996       1995       1994         1996
                                                                       ---------  ---------  ---------  ------------
Net Sales............................................................  $      64  $      --  $      --   $       64
Costs and expenses:
  Cost of goods sold.................................................        668         --         --          668
  Research and development...........................................      4,551      2,409         65        7,148
  Selling, general and administrative................................      4,577        936         77        5,639
                                                                       ---------  ---------  ---------  ------------
Total costs and expenses.............................................      9,796      3,345        142       13,455

Loss from operations.................................................     (9,732)    (3,345)      (142)     (13,391)

Interest income......................................................      1,003        194         --        1,197

Interest expense.....................................................        (51)       (23)        --          (74)
                                                                       ---------  ---------  ---------  ------------
Net Loss.............................................................  $  (8,780) $  (3,174) $    (142)  $  (12,268)
                                                                       ---------  ---------  ---------  ------------
                                                                       ---------  ---------  ---------  ------------
Net loss per share...................................................  $   (1.23) $   (0.52)
                                                                       ---------  ---------
                                                                       ---------  ---------
Shares used in computing net loss per share..........................      7,141      6,143
                                                                       ---------  ---------
                                                                       ---------  ---------

                See accompanying notes to financial statements.

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  PREFERRED STOCK           COMMON STOCK           COMMON            STOCK
                                               ----------------------  ----------------------       STOCK        SUBSCRIPTION
                                                SHARES      AMOUNT      SHARES      AMOUNT       SUBSCRIBED       RECEIVABLE
                                               ---------  -----------  ---------  -----------  ---------------  ---------------
Net loss for the period from inception
  (March 23, 1992) to December 31, 1993......     --       $  --          --       $  --          $  --            $  --
Issuance of common stock to founders for cash
  and notes receivable.......................     --          --       1,323,182           8         --               --
Net loss.....................................     --          --          --          --             --               --
                                               ---------  -----------  ---------  -----------           ---              ---
Balances at December 31, 1994................     --          --       1,323,182           8         --               --
Proceeds from notes receivable from founders
  in January.................................     --          --          --          --             --               --
Issuance of Series A convertible preferred
  stock, in April and May to investors at
  $1.00 per share for cash less issuance cost
  of $27.....................................  6,154,898       6,128      --          --             --               --
Issuance of common stock in March to December
  at $0.006 - $0.672 per share to employees,
  consultants and directors for cash and
  notes receivable...........................     --          --         396,263          27         --               --
Renegotiation of vesting in founder stock in
  April in exchange for forgiveness of
  payable to related parties.................     --          --          --             242         --               --
Subscription of 112,500 shares of common
  stock to an employee in December at $0.672
  per share..................................     --          --          --          --                 76              (76)
Deferred compensation related to grant of
  stock options to employees, consultants and
  directors..................................     --          --          --           2,293         --               --
Amortization of deferred compensation........     --          --          --          --             --               --
Net loss.....................................     --          --          --          --             --               --
                                               ---------  -----------  ---------  -----------           ---              ---
Balances at December 31, 1995 (carried
  forward)...................................  6,154,898   $   6,128   1,719,445   $   2,570      $      76        $     (76)

                                                                                      DEFICIT         TOTAL
                                                     NOTES                          ACCUMULATED   STOCKHOLDERS'
                                                  RECEIVABLE                        DURING THE     EQUITY (NET
                                                     FROM            DEFERRED       DEVELOPMENT      CAPITAL
                                                 STOCKHOLDERS      COMPENSATION        STAGE       DEFICIENCY)
                                               -----------------  ---------------  -------------  -------------
Net loss for the period from inception
  (March 23, 1992) to December 31, 1993......      $  --             $  --           $    (172)     $    (172)
Issuance of common stock to founders for cash
  and notes receivable.......................             (5)           --              --                  3
Net loss.....................................         --                --                (142)          (142)
                                                          --
                                                                       -------     -------------  -------------
Balances at December 31, 1994................             (5)           --                (314)          (311)
Proceeds from notes receivable from founders
  in January.................................              5            --              --                  5
Issuance of Series A convertible preferred
  stock, in April and May to investors at
  $1.00 per share for cash less issuance cost
  of $27.....................................         --                --              --              6,128
Issuance of common stock in March to December
  at $0.006 - $0.672 per share to employees,
  consultants and directors for cash and
  notes receivable...........................             (4)           --              --                 23
Renegotiation of vesting in founder stock in
  April in exchange for forgiveness of
  payable to related parties.................         --                --              --                242
Subscription of 112,500 shares of common
  stock to an employee in December at $0.672
  per share..................................         --                --              --             --
Deferred compensation related to grant of
  stock options to employees, consultants and
  directors..................................         --                (2,293)         --             --
Amortization of deferred compensation........         --                   624          --                624
Net loss.....................................         --                --              (3,174)        (3,174)
                                                          --
                                                                       -------     -------------  -------------
Balances at December 31, 1995 (carried
  forward)...................................      $      (4)        $  (1,669)      $  (3,488)     $   3,537

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  PREFERRED STOCK           COMMON STOCK                           STOCK
                                               ----------------------  ----------------------  COMMON STOCK    SUBSCRIPTION
                                                SHARES      AMOUNT      SHARES      AMOUNT      SUBSCRIBED      RECEIVABLE
                                               ---------  -----------  ---------  -----------  -------------  ---------------
Balances at December 31, 1995 (brought
  forward)...................................  6,154,898   $   6,128   1,719,445   $   2,570     $      76       $     (76)
Issuance of common stock in February to
  December at $0.16 - $4.25 per share under
  stock option plans and employee stock
  purchase plan to employees, consultants,
  and directors, net of repurchases..........     --          --          61,858          71        --              --
Issuance of common stock in January to an
  employee for cash and notes receivable.....     --          --         112,500          76           (76)             76
Conversion of Series A convertible preferred
  stock in connection with initial public
  offering
  in March...................................  (6,154,898)     (6,128) 3,846,807       6,128        --              --
Issuance of common stock in March and April
  at $8.37 per share in connection with the
  initial public offering, net of issuance
  cost of $986...............................     --          --       3,105,000      25,002        --              --
Reversal of unearned deferred compensation
  related to employee terminations...........     --          --          --            (542)       --              --
Amortization of deferred compensation........     --          --          --          --            --              --
Net loss.....................................     --          --          --          --            --              --
                                               ---------  -----------  ---------  -----------        -----           -----
Balances at December 31, 1996................     --       $  --       8,845,610   $  33,305     $  --           $  --
                                               ---------  -----------  ---------  -----------        -----           -----
                                               ---------  -----------  ---------  -----------        -----           -----

                                                                                   DEFICIT
                                                                                 ACCUMULATED       TOTAL
                                                    NOTES                         DURING THE   STOCKHOLDERS'
                                               RECEIVABLE FROM     DEFERRED      DEVELOPMENT      CAPITAL
                                                STOCKHOLDERS     COMPENSATION       STAGE       DEFICIENCY)
                                               ---------------  ---------------  ------------  -------------
Balances at December 31, 1995 (brought
  forward)...................................     $      (4)       $  (1,669)     $   (3,488)    $   3,537
Issuance of common stock in February to
  December at $0.16 - $4.25 per share under
  stock option plans and employee stock
  purchase plan to employees, consultants,
  and directors, net of repurchases..........             4           --              --                75
Issuance of common stock in January to an
  employee for cash and notes receivable.....           (58)          --              --                18
Conversion of Series A convertible preferred
  stock in connection with initial public
  offering
  in March...................................        --               --              --            --
Issuance of common stock in March and April
  at $8.37 per share in connection with the
  initial public offering, net of issuance
  cost of $986...............................        --               --              --            25,002
Reversal of unearned deferred compensation
  related to employee terminations...........        --                  542          --            --
Amortization of deferred compensation........        --                  431          --               431
Net loss.....................................        --               --              (8,780)       (8,780)
                                                        ---          -------     ------------  -------------
Balances at December 31, 1996................     $     (58)       $    (696)     $  (12,268)    $  20,283
                                                        ---          -------     ------------  -------------
                                                        ---          -------     ------------  -------------

                See accompanying notes to financial statements.

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                        (MARCH 23,
                                                                        YEARS ENDED DECEMBER 31,         1992) TO
                                                                   ----------------------------------  DECEMBER 31,
                                                                      1996         1995       1994         1996
                                                                   -----------  ----------  ---------  ------------
Cash flows from operating activities
Net loss.........................................................  $    (8,780) $   (3,174) $    (142)  $  (12,268)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization..................................          352          50         --          402
  Amortization of deferred compensation..........................          431         624         --        1,055
  Changes in assets and liabilities:
    Accounts Receivable..........................................          (60)         --         --          (60)
    Inventory....................................................         (340)         --         --         (340)
    Prepaid and other current assets.............................         (241)        (15)        --         (256)
    Deposits and other assets....................................           18         (55)        --          (37)
    Accounts payable.............................................          434         133         16          583
    Accrued compensation.........................................          598          98         --          696
    Payable to related parties...................................           --         (49)       119          242
    Other accrued liabilities....................................           (8)         69          4           65
                                                                   -----------  ----------  ---------  ------------
Net cash used in operating activities............................       (7,596)     (2,319)        (3)      (9,918)
Cash flows from investing activities
  Capital expenditures...........................................       (1,193)       (638)        --       (1,831)
  Purchases of securities available for sale.....................     (184,101)    (25,206)        --     (209,307)
  Proceeds from sales of securities available for sale...........      166,433      25,206         --      191,639
                                                                   -----------  ----------  ---------  ------------
Net cash used in investing activities............................      (18,861)       (638)        --      (19,499)
Cash flows from financing activities
  Proceeds from capital lease financing..........................          240         273         --          513
  Payments of obligations under capital leases...................          (85)        (15)        --         (100)
  Net proceeds from issuance of preferred stock..................           --       6,128         --        6,128
  Net proceeds from issuance of common stock.....................       25,095          28          3       25,126
                                                                   -----------  ----------  ---------  ------------
Net cash provided by financing activities........................       25,250       6,414          3       31,667
Net (decrease) increase in cash and cash equivalents.............       (1,207)      3,457         --        2,250
Cash and cash equivalents at beginning of period.................        3,457          --         --           --
                                                                   -----------  ----------  ---------  ------------
Cash and cash equivalents at end of period.......................  $     2,250  $    3,457  $      --   $    2,250
                                                                   -----------  ----------  ---------  ------------
                                                                   -----------  ----------  ---------  ------------
Supplemental disclosure of cash flow information
  Interest paid..................................................  $        51  $       23  $      --   $       74
                                                                   -----------  ----------  ---------  ------------
                                                                   -----------  ----------  ---------  ------------
Supplemental schedule of noncash investing and financing
  activities
  Issuance of common stock in exchange for notes and subscription
    receivable...................................................  $        --  $       80  $       5   $       85
                                                                   -----------  ----------  ---------  ------------
                                                                   -----------  ----------  ---------  ------------
  Acceleration of vesting in founders stock in exchange for
    forgiveness of payable to related parties....................  $        --  $      242  $      --   $      242
                                                                   -----------  ----------  ---------  ------------
                                                                   -----------  ----------  ---------  ------------

                See accompanying notes to financial statements.

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    FemRx, Inc. (the "Company") was incorporated in the State of California on November 21, 1994. The Company reincorporated in the State of Delaware on January 16, 1996. The Company is engaged in research and development of unique surgical tools for less invasive treatment of gynecologic disorders. Principal activities to date have included obtaining financing, recruiting personnel, securing operating facilities, conducting research and development, obtaining various regulatory approvals, establishing a sales and marketing organization, and the start up of manufacturing operations. The Company commenced limited initial sales of its products to customers in the United States during the fourth quarter of 1996. Accordingly, the Company is considered to be in the development stage.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Revenue from sales of products is recognized at the time of shipment with allowances provided for estimated returns.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of marketable investments and accounts receivable. The Company places its investments with high-credit-quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company does not require collateral on sales with credit terms.

    NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, preferred stock and preferred stock warrants) issued during the 12-month period prior to the initial filing of the Company's initial public offering at prices below the initial public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options and the if-converted method for convertible preferred stock).

    Shares used in computing net loss per share are the same as for the pro forma net loss per share calculation since all preferred stock and preferred stock warrants were included in the shares used for historical net loss per share in accordance with Staff Accounting Bulletin Topic 4D.

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

2. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

    Cash and cash equivalents consist of cash deposited with banks and money market instruments with original maturities of 90 days or less. All short-term investments, are classified as available-for-sale, are carried at amortized cost, which approximates fair market value, and consist of high quality debt securities with original maturities between 90 days and two years with no significant unrealized gains or losses. Realized gains and losses for the three years ended December 31, 1996 and for the period from inception (March 23, 1992) to December 31, 1996 have been immaterial.

    The following table details the Company's investments and their contractual maturities at December 31, 1996:

                                                                                AMORTIZED COST
                                                                                --------------
U.S. Government agencies......................................................    $   12,076
Corporate Issues..............................................................         7,472
                                                                                     -------
                                                                                  $   19,548
                                                                                     -------
                                                                                     -------

Included in cash and cash equivalents.........................................    $    1,881
Included in short-term investments............................................        17,667
                                                                                     -------
                                                                                  $   19,548
                                                                                     -------
                                                                                     -------

Due within one year...........................................................    $   16,466
Due after one year through two years..........................................         3,082
                                                                                     -------
                                                                                  $   19,548
                                                                                     -------
                                                                                     -------

3. INVENTORIES

    Inventories are stated at lower of cost (first-in, first-out) or market. Inventories at December 31, consist of the following (in thousands):

                                                                                  1996       1995
                                                                                ---------  ---------
Raw materials.................................................................  $      46  $      --
Work-in-process...............................................................        226         --
Finished goods................................................................         68         --
                                                                                ---------  ---------
  Total.......................................................................  $     340  $      --
                                                                                ---------  ---------
                                                                                ---------  ---------

4. PROPERTY AND EQUIPMENT

    The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, ranging from one to five years, or over the term of

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

4. PROPERTY AND EQUIPMENT (CONTINUED)
the lease, if shorter. Furniture and equipment leased under capital leases is amortized over the useful lives of the assets. Property and equipment at December 31, consist of the following (in thousands):

                                                                                 1996       1995
                                                                               ---------  ---------
Furniture and equipment......................................................  $   1,231  $     419
Computer equipment...........................................................        455        111
Leasehold improvements.......................................................        145        108
                                                                               ---------  ---------
                                                                                   1,831        638
Less accumulated depreciation and amortization...............................       (402)       (50)
                                                                               ---------  ---------
Total property and equipment, net............................................  $   1,429  $     588
                                                                               ---------  ---------
                                                                               ---------  ---------

    Property and equipment at December 31, 1996 and 1995 includes assets under capitalized leases of $513,000 and $273,000 respectively. Accumulated depreciation on property and equipment under capitalized leases at December 31, 1996 and 1995 was approximately $182,000 and $25,000 respectively.

5. COMMITMENTS

    The Company has a $750,000 capital lease line to finance property and equipment of which $237,000 was unused at December 31, 1996.

    Future minimum lease obligations as of December 31, 1996 on all leases are as follows (in thousands):

                                                                             CAPITAL     OPERATING
                                                                              LEASE       LEASES
                                                                           -----------  -----------
Years ending December 31:
  1997...................................................................   $     150    $     111
  1998...................................................................         173           60
  1999...................................................................         149            6
  2000...................................................................          20            2
                                                                                -----        -----
Total minimum lease payments.............................................         492    $     179
                                                                                             -----
                                                                                             -----
Amounts representing interest............................................         (79)
                                                                                -----
Present value of future lease payments...................................         413
Current portion of capital lease obligations.............................        (141)
                                                                                -----
Noncurrent portion of capital lease obligations..........................   $     272
                                                                                -----
                                                                                -----

    Rent expense under noncancelable operating leases, net of sublease income of $21,000 in 1996, $12,000 in 1995 and $33,000 for the period from inception (March 23, 1992) to December 31, 1996 (no sublease income for the year ended December 31, 1994), for the years ended December 31, 1996, 1995, 1994 and for the period from inception (March 23, 1992) through December 31, 1996 was approximately $81,000, $66,000, $11,000, and $166,000 respectively.

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

6. STOCKHOLDERS' EQUITY

    COMMON STOCK

    In March and April 1996, the Company sold a total of 3,105,000 shares of common stock at $9.00 per share through its initial public offering. The net proceeds (after underwriters' discounts and expenses) totaled approximately $25,002,000. In connection with the offering, all convertible preferred stock was converted into 3,846,807 shares of common stock of the Company.

    At December 31, 1996, there were 1,461,865 shares of common stock reserved for current and future issuances under the 1995 Stock Option Plan, the 1996 Non-Employee Directors' Stock Option Plan, the Employee Stock Purchase Plan and exercise of warrants.

    In 1995, sales of common stock to the Company's founders as well as to advisors and employees were executed under stock purchase agreements and enable the Company to repurchase unvested shares at their original issuance price. Shares are released from the repurchase option over approximately four years, pursuant to a formula determined by the Company's Board of Directors. At December 31, 1996, 532,969 common shares issued remained subject to repurchase by the Company.

7. STOCK OPTION PLANS AND STOCK PURCHASE PLAN

    1995 STOCK OPTION PLAN

    The 1995 Stock Option Plan (the "Plan"), as amended, was adopted in April 1995. The options granted under this Plan may be either incentive stock options or nonstatutory stock options. The Company has authorized 1,155,625 shares of common stock for issuance under the Plan. Options granted under this Plan expire no later than ten years from the date of grant. For incentive stock options, the option price shall be at least 100% of the fair market value on the date of grant, and no less than 85% of the fair market value for nonqualified stock options. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value and shall not be exercisable more than five years after the date of grant.

    Options generally vest over a period of four years from the date of grant, with one-eighth vesting after six months and the remainder vesting ratably over the following 42 months. Subject to Board of Directors approval, options under the plan are immediately exercisable and are subject to repurchase provisions if exercised before being vested.

    Sales of common stock to the Company's founders as well as to advisors and employees were executed under stock purchase agreements and enable the Company to repurchase unvested shares at their original issuance price. Shares are released from this repurchase option over approximately four years, pursuant to a formula determined by the Company's Board of Directors. At December 31, 1996, 532,969 common shares issued remained subject to repurchase by the Company.

    In 1995 the Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the Board of Directors, for common stock issued, common stock subscribed and common stock options granted in 1995. Such shares and options were granted at prices ranging from $0.006 to $0.672 per share with a deemed fair value ranging from $0.16 to $6.56 per share.

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

7. STOCK OPTION PLANS AND STOCK PURCHASE PLAN (CONTINUED)
This compensation expense aggregates to a maximum of $2,293,000, which will be amortized over the corresponding vesting period of each respective share purchase or option, generally four years. Amortization of deferred compensation for the years ended December 31, 1996, 1995 and for the period from inception (March 23, 1992) to December 31 1996 was $431,000, $624,000 and $1,055,000
respectively. Additionally $542,000 of unvested deferred compensation was reversed in 1996 due to employee terminations.

    1996 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

    In January 1996, the Company adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The Company has authorized 200,000 shares of common stock for issuance under the plan.

    Pursuant to the terms of the Directors' Plan, each person who is a director of the Company on the date of the Company's initial public offering, or is initially elected as a director of the Company and who is not otherwise an employee or consultant of the Company (a "Non-Employee Director") will automatically be granted on the date of the initial public offering or the date of his or her election to the Board an option to purchase 20,000 shares of common stock (the "Initial Grant"). On the date of each anniversary of the Initial Grant (the "Anniversary"), each person who is then a Non-Employee Director of the Company will automatically be granted an option to purchase 5,000 shares of common stock (an "Anniversary Grant").

    The Initial Grant under the Directors' Plan will generally vest at the rate of 1/48th of the shares monthly, though the vesting of such options accelerates upon certain events such as a change of control. Anniversary Grants under the Directors' Plan will vest entirely on, but not before, the first annual anniversary of the Anniversary Grant. The exercise price of options granted under the Directors' Plan must equal or exceed the fair market value of the common stock on the date of grant. No option granted under the Directors' Plan may be exercised after the expiration of ten years from the date it was granted. Options granted under the Directors' Plan are generally non-transferable. The Directors' Plan will terminate at the discretion of the Board, subject to the limitation that no such action may adversely affect any outstanding rights to purchase common stock.

    In the event of a merger, dissolution, consolidation, certain reverse mergers or certain acquisitions, options outstanding under the Directors' Plan will automatically become fully vested and will terminate if not exercised prior to such event.

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

7. STOCK OPTION PLANS AND STOCK PURCHASE PLAN (CONTINUED)

    Aggregate option activity under the plans is as follows:

                                                           OPTIONS OUTSTANDING
                                                 ---------------------------------------    WEIGHTED
                                                   SHARES                                    AVERAGE
                                                  AVAILABLE   NUMBER OF                     EXERCISE
                                                  FOR GRANT    SHARES    PRICE PER SHARE      PRICE
                                                 -----------  ---------  ---------------  -------------
Shares authorized..............................   1,155,625
Options granted................................    (371,967)    371,967  $0.006-$0.672      $    0.26
                                                 -----------  ---------  ---------------       ------
Balance at December 31, 1995...................     783,658     371,967  $0.006-$0.672      $    0.26
Additional authorized..........................     200,000
Options granted................................    (559,000)    559,000  $4.50-$14.50       $    9.80
Options exercised..............................          --     (71,762) $0.16-$0.672       $    0.54
Options cancelled..............................      61,382     (61,382) $0.16-$14.50       $   10.70
                                                 -----------  ---------  ---------------       ------
Balance at December 31, 1996...................     486,040     797,823  $0.006-$14.50      $    6.11
                                                 -----------  ---------  ---------------       ------
                                                 -----------  ---------  ---------------       ------

    The weighted average fair value of options granted was $5.90 and $3.21 in 1996 and 1995 respectively.

    The options outstanding at December 31, 1996 have been segregated into ranges for additional disclosure is as follows:

                                                                    OPTIONS EXERCISABLE
                                                                ---------------------------
                                    OPTIONS OUTSTANDING                          OPTIONS
                              --------------------------------                  CURRENTLY
                                 OPTIONS         WEIGHTED-        WEIGHTED     EXERCISABLE
                               OUTSTANDING   AVERAGE REMAINING     AVERAGE     AT DECEMBER      WEIGHTED
                               AT DECEMBER   CONTRACTUAL LIFE     EXERCISE         31,           AVERAGE
RANGE OF EXERCISE PRICES        31, 1996        (IN YEARS)          PRICE          1996      EXERCISE PRICE
----------------------------  -------------  -----------------  -------------  ------------  ---------------
$0.006-$0.672...............      288,198             8.69        $    0.19        122,030      $    0.25
$4.50-$4.875................       60,000             9.88        $    4.84          1,915      $    4.88
$7.97-$14.50................      449,625             9.25        $   10.08         59,741      $    9.84
                              -------------                                    ------------
                                  797,823             9.10        $    6.11        183,686      $    3.42
                              -------------                                    ------------
                              -------------                                    ------------

    1996 EMPLOYEE STOCK PURCHASE PLAN

    In January 1996, the Company adopted the 1996 Employee Stock Purchase Plan. The Company's Employee Stock Purchase Plan is administered by the Board of Directors, and the Company has authorized for sale under the plan 150,000 shares of common stock. Employees who own less than 5% of the total outstanding common stock of the Company are eligible to participate in the plan, which provides for the option to purchase a defined number of shares at 85% of the lower of the fair market value of the stock at the commencement date of each offering period or the relevant purchase date. At December 31, 1996, 8,326 shares of common stock had been issued under this plan.

    PRO FORMA INFORMATION

    As of December 31, 1996, the Company has three stock-based compensation plans, which are described above. The Company has elected to follow APB 25 and related interpretations in accounting for

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

7. STOCK OPTION PLANS AND STOCK PURCHASE PLAN (CONTINUED) its employee stock options and stock purchases because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

    Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options and purchases was estimated at the date of grant using the minimum value method for 1995 options and purchases and a Black-Scholes options pricing model for 1996 options and purchases with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rate of between 5.4% and 6.8% and between 5.1% and 6.6%; volatility factor of the expected market price of the Company's common stock of .75 for 1996; an expected life of the options of between 2 and 4 years for both years and a dividend yield of zero.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and employee stock purchase plan have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the value of the Company's employee stock options and the employee stock purchase plan.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's historical and pro forma information follows (in thousands, except for net per share information):

                                                                               YEARS ENDED
                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Net loss
  As Reported............................................................  $  (8,780) $  (3,174)
  Pro Forma..............................................................  $  (9,253) $  (3,181)

Net loss per share
  As Reported............................................................  $   (1.23) $   (0.52)
  Pro Forma..............................................................  $   (1.30) $   (0.52)

8. INCOME TAXES

    As of December 31, 1996, the Company had net operating loss carryforwards of approximately $10,500,000 for federal income tax purposes. The net operating loss carryforwards will expire in 2010 and 2011, if not utilized.

                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

8. INCOME TAXES (CONTINUED)
    Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits prior to utilization.

    Significant components of the Company's deferred tax assets are as follows:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Deferred tax assets (in thousands):
  Net operating loss carryforwards.........................................  $   3,900  $     800
  Research and development credits.........................................        100         --
  Capitalized research and development expenses............................        100        100
                                                                             ---------  ---------
Total deferred tax assets..................................................      4,100        900
Valuation allowance........................................................     (4,100)      (900)
                                                                             ---------  ---------
Net deferred tax assets....................................................  $      --  $      --
                                                                             ---------  ---------
                                                                             ---------  ---------

    The valuation allowance increased by $900,000 for the year ended December 31, 1995. (None for the year ended December 31, 1994.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                    PART III

    Certain information required by Part III is incorporated by reference from the Registrant's definitive proxy statement (the "Proxy Statement") for its annual meeting of shareholders to be held May 12, 1997, which Proxy Statement will be filed within 120 days after the end of its fiscal year pursuant to Regulation 14A, and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item as to the company's executive officers and directors is set forth in Item 1 - Business--"Executive Officers and Directors of the Registrant" in this form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        (1) Financial Statements and Report of Ernst & Young LLP, Independent Auditors

           Balance Sheets at December 31, 1996 and 1995

           Statements of Operations Years ended December 31, 1996, 1995, 1994 and Period from Inception (March 23, 1992) to December 31, 1993

           Statements of Stockholders' Equity (Net Capital Deficiency) ended December 31, 1996, 1995, 1994 and Period from Inception (March 23,
           1992) to December 31, 1996

           Statements of Cash Flows Years ended December 31, 1996, 1995, 1994 and Period from Inception (March 23, 1992) to December 31, 1996

           Notes to Financial Statements

        (2) Financial Statement Schedules

           Schedule II Valuation and Allowance Accounts. (See page 41 of this report)

           Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

        (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

 EXHIBIT
  NUMBER    DESCRIPTION
----------  ------------------------------------------------------------------------------------------------------
 2.1(1)     Form of Agreement and Plan of Merger between FemRx, a California Corporation ("FemRx California") and
            FemRx Merger Corporation, a Delaware corporation ("FemRx Delaware").

 3.1.1(1)   Amended and Restated Articles of Incorporation of FemRx California.

 3.1.2(1)   Bylaws of FemRx California.

 3.2.1(1)   Form of Certificate of Incorporation of FemRx Delaware, to be effective upon the completion of the offering.

 3.2.2(1)   Form of Bylaws of FemRx Delaware, to be effective upon completion of the offering.

 4.1(1)     Reference is made to Exhibits 3.1 through 3.2.

 4.2(1)     Specimen stock certificate.

10.1(1)     Form of Indemnity Agreement to be entered into between the Registrant and each of its directors and officers.

10.2(1)     The Registrant's 1995 Stock Option Plan (the "1995 plan").

10.3(1)     Form of the Registrant's Incentive Stock Option under the 1995 Plan.

10.4(1)     Form of the Registrant's Nonstatutory Stock Option under the 1995 Plan.

10.5(1)     Form of the Registrant's 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan").

10.6(1)     Form of the Registrant's Nonstatutory Stock Option under the Directors' Plan.

10.7(1)     Form of the Registrant's 1996 Employee Stock Purchase Plan.

10.8(1)     Form of the Registrant's Employee Stock Purchase Plan Offering Document.

 EXHIBIT
  NUMBER    DESCRIPTION
----------  ------------------------------------------------------------------------------------------------------
10.9(1)     Master Equipment Lease Agreement between the Registrant and Lighthouse Capital Partners, L.P. dated
            June 30, 1995.

10.10(1)    Sublease Agreement between the Registrant and OCE - USA, Inc. dated March 22, 1995 and related
            Standard Industrial Lease - Multi-Tenant between Daniel Sloan and OCE-Bruning, Inc. dated December 7,
            1992.

10.11(1)    Investors' Rights Agreement dated April 12, 1995 between the Registrant and certain of its stockholders.

11.1        Statement of computation of net loss per share.

13.0(2)     Annual Report to Stockholders.

23.1        Consent of Ernst & Young LLP., Independent Auditors.

23.2(1)     Consent of Cooley Godward Castro Huddleson & Tatum. Reference is made to Exhibit 5.1.

24.1.1      Power of Attorney

27.0        Financial Data Schedule

------------------------

    (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-1080), which became effective on March 25, 1996.

    (2) To be filed when complete.

    (b) Reports on Form 8-K

       No Form 8-K's were filed on behalf on the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sunnyvale, State of California, on the 21st day of March, 1997.

                                          FEMRX, INC.

                                          By:       /s/ ANDREW M. THOMPSON
                                             -----------------------------------

                                                     Andrew M. Thompson

                                                President and Chief Executive
                                                           Officer
                                                (PRINCIPAL EXECUTIVE OFFICER)

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew M. Thompson, Edward W. Unkart and George
M. Savage jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                    SIGNATURES                                        TITLE                         DATE
---------------------------------------------------  ---------------------------------------  -----------------
              /s/ ANDREW M. THOMPSON                 President and Chief Executive Officer    March 21, 1997
     ----------------------------------------          and Director
                Andrew M. Thompson                     (PRINCIPAL EXECUTIVE OFFICER)

               /s/ EDWARD W. UNKART*                 Vice President, Finance and              March 21, 1997
     ----------------------------------------          Administration, Chief Financial
                 Edward W. Unkart                      Officer and Assistant Secretary
                                                       (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                       OFFICER)

                   /s/ GEORGE M. SAVAGE*             Senior Vice President, Research and      March 21, 1997
     ----------------------------------------          Development and Director
              George M. Savage, M.D.

              /s/ RICHARD M. FERRARI*                Director                                 March 21, 1997
     ----------------------------------------
                Richard M. Ferrari

                 /s/ GAIL GAUMER*                    Director                                 March 21, 1997
     ----------------------------------------
                    Gail Gaumer

             /s/ KATHLEEN D. LAPORTE*                Director                                 March 21, 1997
     ----------------------------------------
                Kathleen D. LaPorte

                    SIGNATURES                                        TITLE                         DATE
---------------------------------------------------  ---------------------------------------  -----------------
               /s/ PHILIP M. YOUNG*                  Director                                 March 21, 1997
     ----------------------------------------
                  Philip M. Young

               /s/ JAMES W. MCLANE*                  Director                                 March 21, 1997
     ----------------------------------------
                  James W. McLane

*By:      /s/ ANDREW M. THOMPSON
    ----------------------------------------
            Andrew M. Thompson
              (ATTORNEY-IN-FACT)

                                  SCHEDULE II
                                  FEMRX, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
                               DECEMBER 31, 1996

                                                                   BALANCE AT                              BALANCE AT
                                                                  BEGINNING OF    COSTS AND   DEDUCTIONS     END OF
DESCRIPTION                                                          PERIOD       EXPENSES    WRITE-OFFS     PERIOD
----------------------------------------------------------------  -------------  -----------  -----------  -----------
Year Ended December 31, 1994
  Allowance for Doubtful accounts...............................    $      --     $      --    $      --    $      --
Year Ended December 31, 1995
  Allowance for Doubtful accounts...............................    $      --     $      --    $      --    $      --
Year Ended December 31, 1996
  Allowance for Doubtful accounts...............................    $      --     $       1    $      --    $       1