Form 10-Q
period 1997-03-31
FEMRX INC
filed 1997-04-25
CIK 1007321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

[   ]TRANSITION  REPORTS  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ____ to ____ .

                         Commission File Number: 0-28078

                                   FemRx, Inc.
             (Exact name of registrant as specified in its charter)



          Delaware                                        77-0389440
          --------                                        ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                              1221 Innsbruck Drive
                               Sunnyvale, CA 94089
                     (Address of principal executive office)

                                 (408) 752-8580
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was reguired to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 8,707,248 as of April 23, 1997.

                                   FemRx, Inc.

                                      Index

                                                                         PAGE
Part I: Financial Information

Item 1: Financial Statements (Unaudited)

        Condensed Balance Sheets - March 31, 1997 and December 31, 1996    3

        Condensed  Statements of Operations - Three months ended March
        31, 1997 and 1996                                                  4

        Condensed  Statements of Cash Flows - Three months ended March
        31, 1997 and 1996                                                  5

        Notes to Condensed Financial Statements                            6

Item 2: Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                          7


Part II:Other Information                                                 10

        Signature                                                         11

        Index to Exhibits                                                 12

                          Part I: Financial Information

                          Item 1: Financial Statements

                                   FemRx, Inc.
                            Condensed Balance Sheets
                                 (In thousands)

                                     Assets

                                                 March 31,        December 31,
                                                   1997              1996
                                              ---------------   ----------------
                                              (unaudited)      (see note below)
Current assets:
     Cash and short term investments          $      16,940     $      19,918
     Accounts receivable, net                            83                60
     Inventories                                        316               340
     Prepaid and other current assets                   298               256
                                              ---------------   ----------------
          Total current assets                       17,637            20,574

Property and equipment, net                           1,575             1,429
Deposits and other assets                               190                37
                                              ---------------   ----------------
          Total assets                        $      19,402     $      22,040
                                              ===============   ================

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities $       1,229     $       1,344
     Current portion of capital lease
     obligations                                        145               141
                                              ---------------   ----------------
          Total current liabilities                   1,374             1,485

Noncurrent portion of capital lease obligations         243               272

 Stockholders' equity:
     Common stock                                    33,162            33,247
     Deferred compensation                             (596)             (696)
     Accumulated deficit                            (14,781)          (12,268)
                                              ---------------   ----------------
          Total stockholders' equity                 17,785            20,283
                                              ---------------   ----------------
          Total liabilities and stockholders'
          equity                              $      19,402            22,040
                                              ===============   ================

Note:The balance  sheet at December  31, 1996 has been  derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                       Condensed Statements of Operations
                 (In thousands, except net loss per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                       1997          1996
                                                    ------------  ------------
        Net sales                                    $      80     $     ---

        Costs and expenses:
             Cost of goods sold                            574           ---
             Research and development                      706           993
             Selling, general and administrative         1,554           572
                                                    ------------  ------------
        Total costs and expenses                         2,834         1,565

        Loss from operations                            (2,754)       (1,565)

        Interest income                                    254            33
        Interest expense                                   (13)          (15)
                                                    =============  ============
        Net loss                                     $  (2,513)    $  (1,547)
                                                    =============  ============


        Net loss per share                           $   (0.29)    $   (0.71)
                                                    ============  ============

        Shares used in computing net loss per share       8,729         2,183
                                                    ============  ============

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                    -----------------------
                                                       1997         1996
                                                    -----------  ----------
Cash flows from operating activities:
Net loss                                            $ (2,513)     $ (1,547)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation and amortization                           244          157
Changes in assets and liabilities:
  Accounts receivable                                    (23)         ---
  Inventory                                               24          ---
  Prepaids and other assets                             (195)        (125)
  Accounts payable and accrued liabilities              (115)         925
                                                    -----------  ----------
Net cash used in operating activities                 (2,578)        (590)

Cash flows from investing activities:
 Capital expenditures                                   (328)        (134)
                                                    -----------  ----------
Net cash used in investing activities                   (328)        (134)

Cash flows from financing activities:
 Capital lease transactions                              (25)         227
 Net proceeds from issuance of stock                     (47)      21,666
                                                    -----------  ----------
Net cash (used in) provided by financing activities      (72)      21,893

Net increase (decrease) in cash and short
term investments                                      (2,978)      21,169
Cash and short term investments at beginning
of period                                             19,918        3,457
                                                    ===========  ==========
Cash and short term investments at end of period    $ 16,940     $ 24,626
                                                    ===========  ==========

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 1997
                                   (Unaudited)


1.  Basis of presentation

     The accompanying unaudited financial statements of FemRx, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1997, and 1996, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Stockholders, and Form 10-K filed with the SEC (File No 000-28078) on March 26, 1997.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

2.  Net loss per share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earning per Share, which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is expected to result in no change to the Company's net loss per share for the quarters ended March 31, 1997 and 1996, as stock options have been excluded from the current computation as they are anti-dilutive.

3.  Inventories

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                             March 31,         December 31,
                                                1997               1996
                                                ----               ----
         Raw materials                       $    71            $    46
         Work-in-process                         175                226
         Finished goods                           70                 68
                                                ----               ----
                Total                        $   316             $  340

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this quarterly report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's Annual Report to Stockholders and Form 10-K filed with the SEC (File No 000-28078) on March 26, 1997.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Overview, Results of Operations, Liquidity and Capital Resources, and Additional Factors That May Effect Future Results, and those discussed in the Company's Annual Report to Stockholders, and Form 10-K filed with the SEC (File No 000-28078) on March 26, 1997.

Overview

     Since its inception, the Company has been engaged in the development of its OPERA STAR System and related products, establishment of its administrative offices, development of its sales and marketing organization and establishment its manufacturing capabilities. The OPERA STAR System is an innovative surgical system for the diagnosis and treatment of gynecologic disorders. OPERA stands for Out-Patient Endometrial Resection/Ablation. OPERA is a less invasive alternative to hysterectomy for patients suffering from abnormal uterine bleeding. OPERA consists of diagnosis by a gynecologic surgeon and the use of the Company's OPERA STAR resectoscope under visual guidance to collect a pathology sample, resect the endometrial lining together with any submucosal fibroids and coagulate the entire uterine cavity. The Company has also developed a proprietary fluid management system, called the Flo-Stat System, for use in gynecologic procedures.

     The Company has experienced significant operating losses since inception and, as of March 31, 1997, had an accumulated deficit of approximately $14.8 million. The Company expects to continue to generate substantial losses due to increased operating expenditures primarily attributed to research and development activities, including clinical trials, and establishing commercial manufacturing, marketing and sales capabilities. The Company anticipates that its research and development expenses will increase in the future to support increased product development activities, including clinical trials, and that its selling, general and administrative expenses will increase due to increased marketing and sales activities. The Company expects that its results of operations will fluctuate significantly from quarter to quarter due to a variety of factors including the timing of such expenditures, timing in the receipt of orders, the rate of acceptance of the Company's products in the marketplace, introduction of new products by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. The Company's gross margins, if any, will be depressed for several quarters due to manufacturing start-up and overhead costs allocated over low production volumes. There can be no assurance that the Company will ever achieve significant revenue or profitability.


Results of Operations

Three months ended March 31, 1997 and March 31, 1996

     Net Sales were $80,000 for the three months ended March 31, 1997. No net sales were recorded in the three months ended March 31, 1996.

     Cost of goods sold was $574,000 for the three months ended March 31, 1997, primarily consisting of costs related to initial manufacturing. There was no cost of goods sold in the three months ended March 31, 1996.

     Research and development expenses for the three months ended March 31, 1997 decreased to $706,000 from $993,000 for the three months ended March 31, 1996, due primarily to costs associated with start-up manufacturing incurred during the three months ended March 31, 1996.

     Selling, general and administrative expenses for the three months ended March 31, 1997 increased to $1,554,000 from $572,000 for the three months ended March 31, 1996, due primarily to the establishment of the Company's marketing and sales organization, including the hiring of additional personnel.

     Interest income for the three months ended March 31, 1997 increased to $254,000 from $33,000 for the three months ended March 31, 1996, due to interest received on higher cash balances from the proceeds of the Company's public offering on March 27, 1996.


Liquidity and Capital Resources

     Net cash used by operations in the three months ended March 31, 1997 was $2,578,000 primarily due to the Company's funding of increased sales and marketing activity and on-going research and development expenses. During the first three months of 1997 the Company used approximately $328,000 to purchase equipment for operations.

     The Company believes that its existing cash and short term investments will be sufficient to finance its capital requirements through at least fiscal 1997. The Company's future liquidity and capital requirements will depend on numerous factors, including the resources necessary to develop, manufacture and market products and the cost of obtaining and enforcing patents important to the Company's business. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on attractive terms to the Company, or at all.


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


History of Losses

     The Company has experienced significant operating losses since its inception and, as of March 31, 1997 had an accumulated deficit of approximately $14.8 million. The Company expects to generate substantial additional losses for the next several years due to increased operating expenditures primarily attributable to research and development activities, including clinical trials, seeking regulatory and reimbursement approvals and establishing manufacturing, marketing and sales activities. There can be no assurance that the Company will achieve significant revenues. Failure to achieve significant revenues would have a material adverse effect on the Company's business, financial condition and results of operations.

                           Part II: Other Information


Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         None

Item 3.  Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits

                     None

         (b)       Reports on Form 8-K

                     None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FemRx, Inc.



                           By: /s/ EDWARD W. UNKART .
                                Edward W. Unkart
                   Vice President, Finance and Administration,
                 Chief Financial Officer and Assistant Secretary
                  (Duly Authorized and Principal Financial and
                               Accounting Officer)


Date:  April 23, 1997

                                   FemRx, Inc.
                                Index to Exhibits

Exhibit
Number                              Exhibit                              Page

None