Form 10-Q
period 1997-06-30
FEMRX INC
filed 1997-07-31
CIK 1007321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       or

     [ ] TRANSITION  REPORTS  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the transition period from        to           .


                         Commission File Number: 0-28078

                                   FemRx, Inc.
             (Exact name of registrant as specified in its charter)


             Delaware             .                        77-0389440    .
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

                              1221 Innsbruck Drive
                               Sunnyvale, CA 94089
                     (Address of principal executive office)

                                 (408) 752-8580
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was reguired to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 8,768,576 as of July 23, 1997.

                                   FemRx, Inc.

                                      Index

                                                                     PAGE
Part I:  Financial Information

Item 1:  Financial Statements (Unaudited)

         Condensed Balance Sheets - June 30, 1997
         and December 31, 1996                                         3

         Condensed Statements of Operations - Three months
         ended June 30, 1997 and 1996, and the Six months
         ended June 30, 1997 and 1996                                  4

         Condensed Statements of Cash Flows - Six months
         ended June 30, 1997 and 1996                                  5

         Notes to Condensed Financial Statements                       6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7

Part II: Other Information                                            11

         Signature                                                    13

         Index to Exhibits                                            14

                          Part I: Financial Information

                          Item 1: Financial Statements

                                   FemRx, Inc.
                            Condensed Balance Sheets
                                 (In thousands)

                                     Assets

                                             June 30,          December 31,
                                               1997                1996
                                         ---------------     ----------------
                                           (unaudited)       (see note below)
Current assets:
     Cash and cash equivalents           $        1,182        $       2,250
     Short term investments                      13,231               17,668
     Accounts receivable, net                       296                   60
     Inventories                                    334                  340
     Prepaid and other current assets               266                  256
                                        ----------------     ---------------
          Total current assets                   15,309               20,574

Property and equipment, net                       1,524                1,429
Deposits and other assets                           240                   37
                                        ----------------     ---------------
          Total assets                   $       17,073         $     22,040
                                        ================     ===============

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued
     liabilities                         $        1,615         $      1,344
     Current portion of capital lease               152                  141
     obligations                         ---------------     ----------------
          Total current liabilities               1,767                1,485

Noncurrent portion of capital lease
obligations                                         211                  272

 Stockholders' equity:
     Common stock                                33,278               33,247
     Deferred compensation                         (536)                (696)
     Accumulated deficit                        (17,647)             (12,268)
                                         ---------------     ----------------
          Total stockholders' equity             15,095               20,283
                                         ---------------     ----------------
          Total liabilities and
          stockholders' equity           $       17,073       $       22,040
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

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                       Condensed Statements of Operations
                 (In thousands, except net loss per share data)
                                   (Unaudited)

                             Three Months Ended            Six Months Ended
                                  June 30,                    June 30,
                           ------------------------    ------------------------
                              1997           1996        1997           1996
                           -----------   ----------    -----------   ----------
 Net sales                  $      403   $      ---    $       483   $      ---

 Costs and expenses:
      Cost of goods sold           796          ---          1,370          ---
      Research and development     872        1,336          1,578        2,329
      Selling, general and
      administrative             1,808          941          3,362        1,513
                           -----------   ----------    -----------   ----------
 Total cost and expenses         3,476        2,277          6,310        3,842

                           -----------   ----------    -----------   ----------
 Loss from operations           (3,073)      (2,277)        (5,827)      (3,842)

 Interest income                   218          341             472         374
 Interest expense                  (11)          (9)            (24)        (24)
                           ============  ==========    ============  ===========
 Net loss                  $    (2,866)  $   (1,945)   $     (5,379) $   (3,492)
                           ============  ==========    ============  ===========


 Net loss per share          $  (0.33)   $   (0.22)     $    (0.62)  $    (0.64)
                           ============  ==========    ============  ===========

 Shares used in computing net loss
      per share                 8,748        8,704           8,739        5,444
                           ============  ==========    ============  ===========

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
 Cash flows from operating activities:
 Net loss                                                $ (5,379)    $ (3,492)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                               497          328
  Changes in assets and liabilities:
    Accounts receivable                                      (236)         ---
    Inventory                                                   6          (81)
    Prepaids and other assets                                 (10)        (236)
    Accounts payable and accrued liabilities                   68          631
                                                       -----------  -----------
 Net cash used in operating activities                     (5,054)      (2,850)

 Cash flows from investing activities:
    Purchases of securities available-for-sale            (22,982)     (88,303)
    Proceeds from sale of securities available-for-sale    27,419       63,230
    Capital expenditures                                     (469)        (472)
                                                       -----------  -----------
 Net cash provided (used) in investing activities           3,968      (25,545)

 Cash flows from financing activities:
    Capital lease transactions                                (50)         202
    Net proceeds from issuance of stock                        68       25,093
                                                       -----------  -----------
 Net cash provided by financing activities                     18       25,295

 Net decrease in cash and cash equivalents                 (1,068)      (3,100)
 Cash and cash equivalents at beginning of period           2,250        3,457
                                                       ===========  ===========
 Cash and cash equivalents at end of period             $   1,182    $     357
                                                       ===========  ===========

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 1997
                                   (Unaudited)


1.  Basis of presentation

     The accompanying unaudited financial statements of FemRx, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1997, and 1996, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Stockholders, and Form 10-K filed with the SEC (File No 000-28078) on March 26, 1997.

     The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

2.  Net loss per share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is expected to result in no change to the Company's net loss per share for the quarters ended June 30, 1997 and 1996, as stock options have been excluded from the current computation as they are anti-dilutive.

3.  Inventories

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                              June 30,         December 31,
                                                 1997              1996
        Raw materials                        $     71           $    46
        Work-in-process                           134               226
        Finished goods                            129                68
                                              -------           -------
               Total                          $   334           $   340
                                              =======           =======

4.  Stockholders' equity

     In May, 1997 the Company's 1995 Stock Option Plan was amended to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 800,000 to 1,955,625 shares.

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

Overview

     Since its inception, the Company has been engaged in the development of its OPERA STAR System and related products, establishment of its administrative offices, development of its sales and marketing organization and establishment of its manufacturing capabilities. The OPERA STAR System is an innovative surgical system for the diagnosis and treatment of gynecologic disorders. OPERA stands for Out-Patient Endometrial Resection/Ablation. OPERA is a less invasive alternative to hysterectomy for patients suffering from abnormal uterine bleeding. OPERA consists of diagnosis by a gynecologic surgeon and the use of the Company's OPERA STAR resectoscope under visual guidance to collect a pathology sample, resect the endometrial lining together with any submucosal fibroids and coagulate the entire uterine cavity. The Company has also developed a proprietary fluid management system, called the Flo-Stat System, for use in gynecologic procedures.

     The Company has launched its Center of Excellence marketing program. This program provides a hospital or surgical center with an OPERA STAR System and a Flo-Stat System which allow gynecologic surgeons at a hospital or surgical center to perform the OPERA procedure. As part of this program, the hospital or surgical center purchases an initial stocking order of disposable resectoscopes. The Company has deferred from revenue the estimated number of disposable resectoscopes that would not be used in the period. The revenue from these disposable resectoscopes will be recognized over their estimated period of usage.

     The Company has experienced significant operating losses since inception and, as of June 30, 1997, had an accumulated deficit of approximately $17.6 million. The Company expects to continue to generate substantial losses due to increased operating expenditures primarily attributed to research and development activities, including clinical trials, and development of commercial manufacturing, marketing and sales capabilities. The Company anticipates that its research and development expenses will increase in the future to support increased product development activities, including clinical trials, and that its selling, general and administrative expenses will increase due to increased marketing and sales activities. The Company expects that its results of operations will fluctuate significantly from quarter to quarter due to a variety of factors including the timing of such expenditures, timing in the receipt of orders, the rate of acceptance of the Company's products in the marketplace, introduction of new products by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. The Company's gross margins, if any, will be depressed for several quarters due to manufacturing start-up and overhead costs allocated over low production volumes. There can be no assurance that the Company will ever achieve significant revenue or profitability.

Results of Operations

     Three months ended June 30, 1997 and June 30, 1996

     Net Sales were $403,000 for the three months ended June 30, 1997. No net sales were recorded in the three months ended June 30, 1996.

     Cost of goods sold was $796,000 for the three months ended June 30, 1997, primarily consisting of costs related to initial manufacturing. There was no cost of goods sold in the three months ended June 30, 1996.

     Research and development expenses for the three months ended June 30, 1997 decreased to $872,000 from $1,336,000 for the three months ended June 30, 1996, due primarily to costs associated with start-up manufacturing incurred during the three months ended June 30, 1996.

     Selling, general and administrative expenses for the three months ended June 30, 1997 increased to $1,808,000 from $941,000 for the three months ended June 30, 1996, due primarily to the establishment of the Company's marketing and sales organization, including the hiring of additional personnel.

     Interest income for the three months ended June 30, 1997 decreased to $218,000 from $341,000 for the three months ended June 30, 1996, due to interest received on lower average cash balances.

     Six months ended June 30, 1997 and June 30, 1996

     Net Sales were $483,000 for the six months ended June 30, 1997. No net sales were recorded in the six months ended June 30, 1996.

     Cost of goods sold was $1,370,000 for the six months ended June 30, 1997, primarily consisting of costs related to initial manufacturing. There was no cost of goods sold in the six months ended June 30, 1996.

     Research and development expenses for the six months ended June 30, 1997 decreased to $1,578,000 from $2,329,000 for the six months ended June 30, 1996, due primarily to costs associated with start-up manufacturing incurred during the six months ended June 30, 1996.

     Selling, general and administrative expenses for the six months ended June 30, 1997 increased to $3,362,000 from $1,513,000 for the six months ended June 30, 1996, due primarily to the establishment of the Company's marketing and sales organization, including the hiring of additional personnel.

     Interest income for the six months ended June 30, 1997 increased to $472,000 from $374,000 for the six months ended June 30, 1996, due to interest received on higher cash balances from the proceeds of the Company's public offering on March 27, 1996.


Liquidity and Capital Resources

     Net cash used by operations in the six months ended June 30, 1997 was $5,054,000 primarily due to the Company's funding of increased sales and marketing activity and on-going research and development expenses. During the first six months of 1997 the Company used $469,000 to purchase equipment for operations.

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


     History of Losses

     The Company has experienced significant operating losses since its inception and, as of June 30, 1997 had an accumulated deficit of approximately $17.6 million. The Company expects to generate substantial additional losses for the next several years due to increased operating expenditures primarily attributable to research and development activities, including clinical trials, seeking regulatory and reimbursement approvals and establishing manufacturing, marketing and sales activities. There can be no assurance that the Company will achieve significant revenues. Failure to achieve significant revenues would have a material adverse effect on the Company's business, financial condition and results of operations.

                           Part II: Other Information


Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         None

Item 3.  Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on May 12, 1997, the following proposals were adopted by the margins indicated.

        1. To elect directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected.

                        Nominee             In Favor         Withheld

                  Kathleen D. LaPorte       6,898,235         6,061
                  Andrew M. Thompson        6,898,235         6,061
                  George M. Savage          6,898,235         6,061
                  Richard M. Ferrari        6,898,235         6,061
                  Gail Gaumer               6,898,235         6,061
                  James W. McLane           6,898,235         6,061
                  Philip M. Young           6,898,235         6,061

        2. To approve the Company's 1995 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 800,000 shares.

                                                                          Broker
                     For            Against          Abstain          Non-Votes

                  5,191,535         470,011          10,000           1,232,750

        3. To ratify selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1997.

                    For            Against          Abstain

                  6,896,937         2,700            4,659

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

                                   FemRx, Inc.



                            By: /s/ EDWARD W. UNKART
                               --------------------
                                Edward W. Unkart
                   Vice President, Finance and Administration,
                 Chief Financial Officer and Assistant Secretary
                  (Duly Authorized and Principal Financial and
                               Accounting Officer)


Date:  July 31, 1997

                                   FemRx, Inc.
                                Index to Exhibits

Exhibit
Number...                           Exhibit                               Page

None