Form 10-Q
period 1997-09-30
FEMRX INC
filed 1997-11-12
CIK 1007321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       or

[    ]   TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was reguired to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 8,832,317 as of November 5, 1997.

                                   FemRx, Inc.

                                      Index

                                                                        PAGE
Part I:  Financial Information

Item 1:  Financial Statements (Unaudited) Condensed Balance
         Sheets - September 30, 1997 and December 31, 1996               3

         Condensed Statements of Operations - Three months
         ended September 30, 1997 and 1996, and the Nine
         Months ended September 30, 1997 and 1996                        4

         Condensed Statements of Cash Flows - Nine Months
         ended September 30, 1997 and 1996                               5

         Notes to Condensed Financial Statements                         6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8


Part II: Other Information                                              12

         Signature                                                      13

         Index to Exhibits                                              14

                          Part I: Financial Information

                          Item 1: Financial Statements

                                   FemRx, Inc.
                            Condensed Balance Sheets
                                 (In thousands)

                                     Assets

                                          September 30,      December 31,
                                              1997              1996
                                         ---------------    --------------
                                          (unaudited)      (see note below)
Current assets:
     Cash and cash equivalents            $       1,619      $      2,250
     Short term investments                       9,929            17,668
     Accounts receivable, net                       532                60
     Inventories                                    751               340
     Prepaid and other current assets               298               256
                                         ---------------    --------------
          Total current assets                   13,129            20,574

Property and equipment, net                       1,376             1,429
Deposits and other assets                           240                37
                                         ---------------    --------------
          Total assets                    $      14,745      $     22,040
                                         ===============    ===============

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued
     liabilities                          $       2,128      $      1,344
     Current portion of capital lease               158               141
                                         ---------------    ---------------
          Total current liabilities               2,286             1,485

Noncurrent portion of capital lease
obligations                                         176               272

Stockholders' equity:
     Common stock                                33,278            33,247
     Deferred compensation                         (477)             (696)
     Accumulated deficit                        (20,518)          (12,268)
                                         ---------------    ---------------
          Total stockholders' equity             12,283            20,283
                                         ---------------    ---------------

          Total liabilities and
          stockholders' equity            $      14,745      $     22,040
                                         ===============    ===============

     Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                       Condensed Statements of Operations
                 (In thousands, except net loss per share data)
                                   (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                    --------------------    -------------------
                                       1997        1996        1997       1996
                                    --------    --------    ---------  --------
    Net sales                        $   529     $   ---     $  1,012   $   ---

    Costs and expenses:
         Cost of goods sold              557         ---        1,927       ---
         Research and development        823       1,499        2,401     3,828
         Selling, general and
         administrative                2,194       1,599        5,556     3,112
                                    ---------   ---------    ---------  --------
    Total cost and expenses            3,574       3,098        9,884     6,940
                                    ---------   ---------    ---------  --------
    Loss from operations              (3,045)     (3,098)      (8,872)   (6,940)

    Interest income                      186         331          658       705
    Interest expense                     (12)        (13)         (36)      (37)
                                    ---------   ---------    ---------  --------
    Net loss                         $(2,871)    $(2,780)     $(8,250)  $(6,272)
                                    =========   =========    =========  ========


    Net loss per share               $ (0.33)    $ (0.31)     $ (0.94)  $ (0.95)
                                    =========   =========    =========  ========

    Shares used in computing net
         loss per share                8,769       8,837        8,748     6,575
                                    =========   =========    =========  ========

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                       ------------------------
                                                          1997         1996
                                                       -----------   ----------
    Cash flows from operating activities:
    Net loss                                            $  (8,250)   $  (6,272)
    Adjustments to reconcile net loss to net
    cash used by operating
    activities:
     Depreciation and amortization                            762          577
     Changes in assets and liabilities:
       Accounts receivable                                   (472)         ---
       Inventory                                             (411)        (333)
       Prepaids and other                                     (42)        (254)
    assets
       Accounts payable and accrued liabilities               784        1,008
                                                       -----------   ----------
    Net cash used in operating activities                  (7,629)      (5,274)

    Cash flows from investing activities:
       Purchases of securities available-for-sale         (30,880)    (154,601)
       Proceeds from sale of securities
       available-for-sale                                  38,619      133,129
       Capital expenditures                                  (527)        (861)
       Net change in other assets/liabilities                (203)         (22)
                                                       -----------   ----------
    Net cash provided by (used in) investing activities     7,009      (22,355)

    Cash flows from financing activities:
       Capital lease transactions                             (79)         178
       Net proceeds from issuance of stock                     68       25,047
                                                       -----------   ----------
    Net cash (used in) provided by financing activities       (11)      25,225
                                                       -----------   ----------

    Net decrease in cash and cash equivalents                (631)      (2,404)
    Cash and cash equivalents at beginning of period        2,250        3,457
                                                       -----------   ----------
    Cash and cash equivalents at end of period          $   1,619    $   1,053
                                                       ===========   ==========

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 1997
                                   (Unaudited)


1.  Basis of presentation

     The accompanying unaudited financial statements of FemRx, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1997, and 1996, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Stockholders, and Form 10-K filed with the SEC (File No 000-28078) on March 26, 1997.

     The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.


2.  Recent accounting pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is expected to result in no change to the Company's net loss per share for the quarters ended September 30, 1997 and 1996, as stock options have been excluded from the current computation as they are anti-dilutive.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of Statement No. 131 will have no impact on the Company's results of operation, financial position or cash flows.


3.  Inventories

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                          September 30,     December 31,
                                             1997                 1996
                                          ------------      ------------
       Raw materials                        $    111          $     46
       Work-in-process                           274               226
       Finished goods                            366                68
                                          ------------      ------------
              Total                         $    751          $    340

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

Overview

     Since its inception, the Company has been engaged in the development of its OPERA STAR System and related products, establishment of its administrative offices, development of its sales and marketing organization and establishment of its manufacturing capabilities. The OPERA STAR System is an innovative surgical system for the diagnosis and treatment of gynecologic disorders. OPERA stands for Out-Patient Endometrial Resection/Ablation. OPERA is a less invasive alternative to hysterectomy for patients suffering from abnormal uterine bleeding. OPERA consists of diagnosis by a gynecologic surgeon and the use of the Company's OPERA STAR resectoscope under visual guidance to collect a pathology sample, resect the endometrial lining together with any submucosal fibroids and coagulate the entire uterine cavity. The Company has also developed a proprietary fluid management system, called the Flo-Stat System, for use in gynecologic procedures. In September of 1997, the Company introduced Diva, a proprietary laparoscopic morcellator, designed to be used in surgical myomectomy as reproductive therapy (SMART) procedures to assist in the removal of fibroids.

     The Company markets its products through its Center of Excellence and National Providers of Excellence programs which are partnerships between FemRx and healthcare providers aimed at increasing the awareness of the OPERA procedure through jointly sponsored patient outreach and physician training. These programs provides a hospital or surgical center with an OPERA STAR System and a Flo-Stat System which allow gynecologic surgeons to perform the OPERA procedure. As part of these programs, the hospital or surgical center purchases an initial stocking order of disposable resectoscopes. The Company has deferred from revenue the estimated number of disposable resectoscopes that would not be used in the period. The revenue from these disposable resectoscopes will be recognized over their estimated period of usage.

     The Company has experienced significant operating losses since inception and, as of September 30, 1997, had an accumulated deficit of approximately $20.5 million. The Company expects to continue to generate substantial losses due to increased operating expenditures primarily attributed to research and development activities, including clinical trials, and development of commercial manufacturing, marketing and sales capabilities. The Company anticipates that its research and development expenses will increase in the future to support increased product development activities, including clinical trials, and that its selling, general and administrative expenses will increase due to increased marketing and sales activities. The Company expects that its results of operations will fluctuate significantly from quarter to quarter due to a variety of factors including the timing of such expenditures, timing in the receipt of orders, the rate of acceptance of the Company's products in the marketplace, introduction of new products by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. The Company's gross margins, if any, will be depressed for several quarters due to manufacturing start-up and overhead costs allocated over low production volumes. There can be no assurance that the Company will ever achieve significant revenue or profitability.

Results of Operations

     Three months ended September 30, 1997 and September 30, 1996

     Net Sales were $529,000 for the three months ended September 30, 1997. No net sales were recorded in the three months ended September 30, 1996.

     Cost of goods sold was $557,000 for the three months ended September 30, 1997, primarily consisting of costs related to initial manufacturing. There was no cost of goods sold in the three months ended September 30, 1996.

     Research and development expenses for the three months ended September 30, 1997 decreased to $823,000 from $1,499,000 for the three months ended September 30, 1996, due primarily to costs associated with start-up manufacturing incurred during the three months ended September 30, 1996.

     Selling, general and administrative expenses for the three months ended September 30, 1997 increased to $2,194,000 from $1,599,000 for the three months ended September 30, 1996, due primarily to the continued development of the Company's marketing and sales organization, including the hiring of additional personnel.

     Interest income for the three months ended September 30, 1997 decreased to $186,000 from $331,000 for the three months ended September 30, 1996, due to interest received on lower average cash balances.

     Nine months ended September 30, 1997 and September 30, 1996

     Net Sales were $1,012,000 for the nine months ended September 30, 1997. No net sales were recorded in the nine months ended September 30, 1996.

     Cost of goods sold was $1,927,000 for the nine months ended September 30, 1997, primarily consisting of costs related to initial manufacturing. There was no cost of goods sold in the nine months ended September 30, 1996.

     Research and development expenses for the nine months ended September 30, 1997 decreased to $2,401,000 from $3,828,000 for the nine months ended September 30, 1996, due primarily to costs associated with start-up manufacturing incurred during the nine months ended September 30, 1996.

     Selling, general and administrative expenses for the nine months ended September 30, 1997 increased to $5,556,000 from $3,112,000 for the nine months ended September 30, 1996, due primarily to the continued development of the Company's marketing and sales organization, including the hiring of additional personnel.

     Interest income for the nine months ended September 30, 1997 decreased to $658,000 from $705,000 for the nine months ended September 30, 1996, due to interest received on lower average cash balances.

Liquidity and Capital Resources

     Net cash used by operations in the nine months ended September 30, 1997 was $7,629,000 primarily due to the Company's funding of increased sales and marketing activity and on-going research and development expenses. During the first nine months of 1997 the Company used $527,000 to purchase equipment for operations.

     The Company believes that its existing cash and short term investments will be sufficient to finance its capital requirements through at least June 1998. The Company's future liquidity and capital requirements will depend on numerous factors, including the resources necessary to develop, manufacture and market products and the cost of obtaining and enforcing patents important to the Company's business. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on attractive terms to the Company, or at all.

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

     The Company further believes that the ability of health care providers to obtain adequate reimbursement for OPERA procedures using the OPERA STAR System will be critical to market acceptance of the Company's products. There can be no assurance that the cost of procedures in which the OPERA STAR System is used will be adequately reimbursed by third-party payors under existing reimbursement policies and codes. The Company has no experience in gaining reimbursement in the U.S. or any foreign market. The Company prices its disposable resectoscope at a premium over the prices currently charged for the disposable components of competitive resectoscopes. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations

     Limited Operating Experience

     The Company has a limited history of operations. Since its incorporation in November 1994, the Company has focused primarily on research and product development efforts, clinical trials and seeking regulatory clearance or approval for the OPERA STAR System, the Flo-Stat System and Diva device. The Company has never generated significant revenues, and has limited experience manufacturing in commercial quantities, marketing or selling products. The Company has experienced significant operating losses since inception and expects these losses to continue for the next several years. There can be no assurance that the Company will be successful in commercializing the OPERA STAR System, the Flo-Stat System and the Diva device or any other products of the Company. Whether the Company can successfully manage the transition to a large-scale commercial enterprise will depend upon a number of factors, including obtaining selected international regulatory and reimbursement approvals for its existing or potential products, establishing its commercial manufacturing capability, developing its U.S. marketing and selling capabilities, and establishing a distribution network in international markets. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

     Additional Capital Requirements

     The Company's future liquidity and capital requirements will depend on numerous factors including the resources necessary to develop, manufacture and market its products and the cost of obtaining and enforcing patents important to the Company's business. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.


     Dependence on OPERA STAR System and Flo-Stat System

     The OPERA STAR System and Flo-Stat System are currently the Company's main products. The Company expects that the OPERA STAR System and, the Flo-Stat System, will account for most of the Company's revenues for the foreseeable future. Even though the OPERA STAR System and Flo-Stat System have received FDA clearance, there can be no assurance that the Company can successfully market or realize any significant revenues from these products on a timely basis. The Company's products will require further development and regulatory clearances or approvals before they can be marketed internationally. There can be no assurance that the Company's development and marketing efforts will be successful or that the OPERA STAR System, Flo-Stat System, the Diva device or other products developed by the Company will be capable of being manufactured in commercial quantities at acceptable costs. Failure to manufacture in commercial quantities at acceptable cost the OPERA STAR System, Flo-Stat System, Diva device and other products would have a material adverse effect on the Company's business, financial condition and results of operations.


     History of Losses

     The Company has experienced significant operating losses since its inception and, as of September 30, 1997 had an accumulated deficit of approximately $20.5 million. The Company expects to generate substantial additional losses for the next several years due to increased operating expenditures primarily attributable to research and development activities, including clinical trials, seeking regulatory and reimbursement approvals and establishing manufacturing, marketing and sales activities. There can be no assurance that the Company will ever achieve significant revenue or profitability. Failure to achieve significant revenue or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.

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


Date:  November 11, 1997

                                   FemRx, Inc.
                                Index to Exhibits

Exhibit
Number___                            Exhibit                           Page

None