Form 10-K
period 1997-12-31
FEMRX INC
filed 1998-03-26
CIK 1007321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1997, or

[   ]   TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was reguired to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,623,000 as of March 16, 1998, based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 8,844,724 shares of Registrant's Common Stock issued and outstanding as of March 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The  Proxy   Statement  for  the   Registrant's   1998  Annual  Meeting  of
Stockholders to be held on May 19, 1998, is incorporated by reference in Part III of this Form 10-K.
                             Introductory Statement

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

                                     PART I

Item 1.  Business

 Overview

     FemRx, Inc. ("FemRx" or the "Company") is developing surgical systems for the diagnosis and treatment of gynecologic disorders. The Company's OPERA STAR System, is designed to perform a procedure the Company has named Out-Patient Endometrial Resection/Ablation ("0PERA"). OPERA is a less invasive alternative to hysterectomy for patients suffering from abnormal uterine bleeding. OPERA consists of diagnosis by a gynecologic surgeon and the use of the Company's OPERA Specialized Tissue Aspirating Resectoscope ("STAR") under visual guidance to collect a pathology sample, resect the endometrial lining together with any submucosal fibroids and coagulate the entire uterine cavity. The Company has also developed a proprietary fluid management system, called the Flo-Stat System, for use in gynecologic procedures. In September of 1997, the Company introduced Diva, a proprietary laparoscopic morcellator, designed to be used in surgical procedures to assist in the removal of large tissue masses such as fibroids.

     The OPERA STAR System consists of a disposable STAR and a reusable motor drive unit. The STAR enables a gynecologic surgeon to cut, coagulate and aspirate tissue within the uterus performing continuous surgery with one instrument without the frequent interruption of clearing the operative field of tissue chips during a procedure as is necessary with other surgical procedures. The Flo-Stat System is a microprocessor-based fluid management system that consists of electronic scales and a dedicated computer and display unit, that is designed to continuously monitor the fluid used during a procedure. The Flo-Stat System allows the physician to continuously track a patient's fluid deficit. The Company believes that combining the use of the OPERA STAR System and Flo-Stat System will increase physician confidence when performing OPERA, reduce operating times and enable surgeons to offer more women an alternative to hysterectomy.

     The Diva device is a disposable powered laparoscopic morcellator used with a reusable motor drive unit. The Diva device enables a surgeon to quickly and effectively remove large volumes of tissue, using a minimally invasive approach that reduces patient recovery time.

     The information required by this item is incorporated by reference from the information under Item 7 of this Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The information required by this item is incorporated by reference from the
information  under  Item  8.  of  this  Form  10-K  "Financial   Statements  and
Supplementary Data".

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

     Hysterectomy is a highly invasive procedure with a lengthy recovery period. Acute complications of hysterectomy include fever, excessive bleeding requiring blood transfusion and injury to the bowel or urinary tract. In addition, potential long-term adverse effects include premature onset of menopause, an increased risk of osteoporosis, coronary heart disease, urinary incontinence and psycho-sexual dysfunction.

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

Resection of the Endometrial Lining

     Hysteroscopic endometrial resection is a less traumatic treatment for submucosal fibroids and abnormal uterine bleeding. In this procedure, the gynecologic surgeon inserts a telescope-equipped cutting tool into the vagina and across the cervix to look into the uterus and, depending on the diagnosis, removes fibroids or the entire endometrial lining. Fertility may be maintained if only a small portion of the endometrium is removed during fibroid resection. Infertility generally results from complete removal of the endometrial lining. The cutting tool generally used for this procedure is a modified urologic resectoscope which is 8 to 9mm in diameter and accommodates various tip attachments that cut or coagulate tissue when electrocautery current (70 to 140 Watts) is supplied from an attached electro-surgical unit.

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

     A significant concern during endometrial resection is fluid overload. In this procedure, irrigation fluid continuously flows in and out of the uterus through the resectoscope, distending (stretching) the uterine cavity and clearing away the blood. Fluid overload is caused by excessive absorption of the fluid used for uterine expansion into the blood vessels within the uterus. Clinically significant overload can cause pulmonary edema (fluid in the lungs), and if salt-free irrigation fluid is used, cerebral edema (brain swelling) and, in isolated cases, death. The safe limit for salt-free fluid absorption is believed to be between one and two liters for most patients, so the procedure must be stopped if the salt-free fluid deficit (defined as the volume of fluid inflow minus fluid outflow) amount exceeds this level. The use of slat-free irrigation fluid calls for careful monitoring of the fluid deficit and places a constraint on operating time, limiting the size and number of fibroids that can be treated using a modified urologic resectoscope.

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

     Several attempts have been made to develop a simple procedure for ablating the entire endometrial lining using radiation, steam, cryothermia, chemical agents and radiofrequency energy. Recent approaches include using a balloon filled with near-boiling fluid to coagulate the endometrium or using a conductive balloon with surface electrodes to deliver coagulating amounts of electrical energy to the endometrium. The water filled balloon has been recently approved by the FDA, other methods are currently undergoing clinical evaluation.

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

 OPERA STAR System

     The STAR is a proprietary instrument that the Company has designed specifically to perform OPERA. The Company believes the OPERA STAR System offers several significant advantages over competing surgical devices. The Company designed the product to build on the existing skills of surgeons trained to perform endometrial resection and ablation. The STAR is a versatile device which enables a gynecologic surgeon to cut, coagulate and aspirate tissue from inside the uterus without the need to repeatedly interrupt the procedure to clear the uterus of tissue chips.

     The OPERA STAR System consists of a disposable 9mm diameter resectoscope and a reusable motor drive unit. The resectoscope includes a detachable sheath, a proprietary electrode that can be used for cutting and coagulating, a rotating morcellator for tissue evacuation, a morcellator drive cable connected to the motor drive unit and an electro-surgical cable for connection to any standard electro-surgical power unit. The body of the STAR is made from medical grade plastic using injection molding technology while the tissue morcellator and loop electrode are machined from metal. The entire device is lightweight and designed for ease of manufacture and single-use performance.

     The sheath of the STAR, which is inserted across the cervix, provides for inflow of the uterine expansion fluid and also accommodates most standard 4mm diameter reusable telescopes. The telescope attaches to a standard camera and light source, providing for visualization of the inside of the uterus on a video monitor. When electrocautery current is applied, the electrode can be swept along the uterine cavity to coagulate the endometrial lining or pressed down to cut into the endometrium or a fibroid. The surgeon typically elects to either cut or coagulate by selecting the electro-surgical unit foot petal that corresponds to the desired power (70 to 300 Watts) and waveform. The electrode cuts tissue into chips that are suctioned into the rotating morcellator, a proprietary assembly located immediately under the electrode. The morcellator consists of two concentric tubes, the inner one rotating to provide a slicing action. Suctioned tissue is sliced into small fragments and transported from the morcellator to a trap where it is collected for pathologic review.

     The STAR rsectoscope is designed to work in salt-free irrigation fluids. In September 1997, the Company introduces the OPERA STAR SL, which is designed to be used in saline irrigation fluids.

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

Diva device

     The Diva device is a disposable powered laparoscopic morcellator used with a reusable motor drive unit. The Company believes the Diva device offers several significant advantages over competing surgical devices. The Company designed the product to build on the existing skills of surgeons trained to perform laparoscopic myomectomy and laparoscopic supracervical hysterectomy. The Diva device enables a surgeon to quickly and effectively extract large volumes of tissue, allowing a surgeon to employ a minimally invasive approach that reduces procedure and patient recovery time.

     The Diva device consists of a disposable 15mm diameter laparoscopic morcellator and a reusable motor drive unit. The Diva device includes a unique tissue stabilizing sheath, a blade guard to prevent damage to the cutting mechanism during insertion and protects against inadvertent lateral cutting, and a morcellator drive cable connected to the motor drive unit. The body of the Diva device is made from medical grade plastic using injection molding technology while the circular rotating blade is made of stainless steel. The entire device is lightweight and designed for ease of manufacture and single-use performance.

     The morcellator of the Diva device, which is compatible with existing 15mm trocar access devices is inserted into the abdomen through a trocar device. The surgeon, using graspers, will grab a tissue mass and pull the tissue through the circular rotating blade. This process allows for the quick and effective removal of large tissue masses.

Manufacturing

     The Company manufactures its products at its facility in Sunnyvale, California. The Company's manufacturing operations consist of in-house assembly facilities for the OPERA STAR System, Diva device and the Flo-Stat System. The STAR and Diva device are assembled in a controlled environment room, and are shipped to an outside vendor for sterilization.

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

     The Company has received U.S. Food and Drug Administration ("FDA") clearance, ISO 9001 certification, and been issued a license by the State of California to manufacture and sell its OPERA STAR System, Diva Device and Flo Stat System. The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities and its operations undergo Good Manufacturing Practices ("GMP") compliance inspections conducted by the FDA and equivalent inspections conducted by state officials. The Company is required to operate in conformance with GMP requirements in order to produce products for sale in the U.S., and in compliance with ISO 9001 standards in order to produce products for sale in Europe. Any failure by the Company to comply with GMP or ISO 9001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. In addition, the Company may be required to cease all or part of its operations for some period of time until it can demonstrate that appropriate steps have been taken to comply with GMP regulations and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be found in compliance with GMP or ISO 9001 standards in future audits by regulatory authorities or that the Company will not experience difficulties in the course of developing its manufacturing capability.

     The Company has limited experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. In addition, the Company will need to manufacture its products in compliance with regulatory requirements. If the Company experiences significant demand for its products, the Company will have to expend capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. If the Company is unable to develop large-scale manufacturing capabilities, or establish contract manufacturing for its products, the Company's competitive position and financial condition could be materially adversely affected. As the Company seeks to increase production volumes, if required, it may experience lower than anticipated yields or production constraints as a result of changes in its manufacturing processes which could result in shipment delays as well as increased manufacturing costs. These manufacturing difficulties could have a material adverse effect on the Company's business, financial condition and results of operations.

Marketing and Sales

     The market for the Company's products is fragmented and consists of physicians, hospitals, surgery centers, and clinics. In order to successfully market its products, the Company will need to convince the medical community, principally leading gynecologic surgeons, that the OPERA STAR System is a desirable alternative to current procedures, such as hysterectomy, and other emerging therapies. The Company estimates that of the approximately 33,000 gynecologists in the U.S., approximately 7,000 are skilled at using hysteroscopes to look into the body for diagnostic and therapeutic procedures. In order to reach these gynecologic surgeons, the Company has six territory managers who will market directly to gynecologic surgeons who perform hysteroscopy. The Company expects to enter into alliances with distributors or other companies with marketing and sales expertise in international markets. There can be no assurance that establishing such a marketing staff or sales force will be cost-effective, or that the Company's direct sales and marketing efforts will be successful, or that its distributors or collaborative partners will be successful in marketing, selling or gaining market acceptance for the Company's products.

     The Company intends to familiarize gynecologic surgeons with OPERA through the sponsorship of specialized seminars and conferences. Physician-led training using the OPERA STAR System will be conducted at regional locations by surgeons skilled in using the OPERA STAR System. In addition, the Company will seek to establish partnerships with leading health care payors and providers to expand the reach of its training programs to gynecologic surgeons. The Company also intends to educate women about OPERA as an alternative to hysterectomy through a variety of media including advertising, magazine articles, television and video presentations.

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

     International regulatory requirements vary by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the Company may vary from country to country. In Europe, the Company intends to establish a network of distributors to market and distribute its OPERA STAR System. In Japan, the Company intends to collaborate with one marketing partner to assist with regulatory requirements and to market and distribute its OPERA STAR System. The Company has not yet obtained international regulatory approvals and no assurance can be given that the Company will obtain any necessary international regulatory approvals, that the Company will establish a network of distributors to sell the OPERA STAR System in Europe, that the Company will secure a marketing partner to sell its OPERA STAR System in Japan or that any international distributors or marketing partners will commit the necessary resources to sell the OPERA STAR System in international markets. Failure of the Company to market and sell its products into international markets could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company products have not generated significant sales to date. There can be no assurance that any of the Company's existing or future products will gain any significant degree of market acceptance among physicians, patients, hospitals and healthcare payors. Failure to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     As of December 31, 1997, the Company held two issued U.S. patents and had a number of U.S. and international patent applications pending relating to the Company's technology. The issued U.S. patents include both method and device claims.

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

Third-Party Reimbursement

     In the U.S., hospitals, physicians and other health care providers that purchase medical devices generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Although reimbursement for endometrial resection and ablation procedures has generally been available in the U.S., there can be no assurance that this will continue to be the case or that reimbursement will be available for procedures performed using the Company's products. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Third-party reimbursement will also depend upon decisions by the Health Care Financing Administration ("HCFA") for Medicare, as well as by individual Health Maintenance Organizations ("HMOs"), private insurers and other payors. The Company expects to price its disposable resectoscope at a premium over the prices currently charged for the disposable components of competitive resectoscopes. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures. The Company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. Given the efforts to control and decrease health care costs in recent years, there can be no assurance that any reimbursement will be available or adequate.

Competition

     At present, the Company considers its primary competition to be current therapies for the treatment of excessive menstrual bleeding, including drug therapy, D&C, surgical endometrial ablation, hot water balloon ablation and hysterectomy. The Company will also compete against other non-surgical techniques under development for the treatment of excessive menstrual bleeding, including other non-surgical endometrial ablation techniques which employ radio frequency energy or freezing techniques ("cryoablation").

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

     In particular, the Company faces competition from Circon-Cabot Corp., which markets a resectoscope used in intra-uterine surgery and a fluid management system. Several companies including Circon-Cabot Corp., Olympus America, Inc., Karl Storz Instrument Co. and Richard Wolf Medical Instruments Corp., each have a large share of the market for resectoscopes. The Company competes with Johnson and Johnson Inc., which markets hot water ballon ablation and tissue vaporization devices, and Conceptus, Inc., who markets a disposable resector sheath. These companies offer broad product lines, have substantially greater resources and name recognition than the Company and frequently offer significant discounts and bundled products as competitive tactics. Moreover, the OPERA STAR System is not currently compatible with all telescopes utilized in gynecologic surgery and therefore may require surgeons using incompatible telescopes to acquire a different telescope in order to use the OPERA STAR System. In addition, there are a number of other companies developing devices to treat fibroids and abnormal uterine bleeding. These include BEI Medical Systems Co., U.S. Surgical Corp. and several private companies. In addition to Circon-Cabot Corp., other companies such as Aquintel, Inc. market competing fluid management systems. The Company also faces potential competition from medical device or pharmaceutical manufacturers that currently market or may be developing other medical devices or drugs, such as hormonal therapies, for the treatment of uterine disorders. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive. Furthermore, competitors may have, or acquire, proprietary technology that could be used to limit the Company's ability to compete. The inability of the Company to successfully compete could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Product Liability and Insurance

     The development, manufacture and sale of medical devices entail significant risk of product liability claims and device failure claims. The Company has conducted only limited clinical trials and has had limited sales of the OPERA STAR System, Diva device and Flo-Stat System and does not yet have, and will not have for a number of years, sufficient clinical data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. Although the Company has not experienced any claims to date, there can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $3,000,000 per occurrence and $3,000,000 in the aggregate and there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations.

Employees

     As of March 10, 1998, the Company had 69 employees, including 14 in research and development, 23 in manufacturing, 24 in sales and marketing and 8 in administration. The Company believes it maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. The Company believes its relationship with its employees is good.

Executive Officers and Directors of the Registrant

     The executive officers and directors of the Registrant are as follows:

        Name           Age              Position
Andrew M. Thompson     34 President, Chief Executive Officer and Director
George M. Savage, M.D. 38 Senior Vice President, Research and Development
                          and Director
Edward W. Unkart       48 Vice President, Finance and Administration, Chief
                          Financial Officer and Assistant Secretary
Jeffrey J. Christian   44 Vice President, Engineering
Marshall Tsuruda       51 Vice President, Operations
Jean La Douceur        48 Vice President, Product Assurance
D. Fred Herdman        49 Vice President, Sales and Marketing
Craig E. Dauchy        49 Secretary
Gail Gaumer Schulze(2) 46 Director
Kathleen D. LaPorte (2)36 Chairman of the Board of Directors
Philip M. Young (1)    58 Director
James W. McLane (1)    58 Director

______

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

     Jean La Douceur has served the Company as Vice President, Product Assurance since May 1997. From January 1994 to May 1997, Ms. La Douceur served as President for Biovantage Consulting, Inc., a consulting firm for FDA regulated industries. Ms. La Douceur received a B.S. in Biology from the University of Wisconsin and received both a M.S. in Microbiology and an M.B.A. from Rutgers University.

     D. Fred Herdman has served the Company as Vice President, Sales and Marketing since May 1997. From March 1995 to May 1997, Mr. Herdman served as Executive Director of Marketing of Karl Storz Endoscopy, a manufacturer of telescopes and endoscopic instruments. From December 1991 to March 1995, Mr. Herdman served as Vice President of Sales and Marketing of Marlow Surgical Technologies, Inc., a manufacturer of laparoscopic and endoscopic products. Mr. Herdman received a B.A. in English from Muskingum College and a Master of Education from Wright State University.

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

     Gail Gaumer Schulze has served the Company as a director since October 1995. From July 1997 to the present, Ms. Schulze has been Senior Executive Vice President of Centeon, L.L.C., a manufacturer of blood products. From 1996 to July 1997 Ms. Schulze was Corporate Vice President of Cost Management Service and Strategy for Allegiance Healthcare Corporation. From 1980 to 1996, Ms. Schulze held numerous marketing, product development and general management positions with Baxter Healthcare Corporation including President, Renal Europe, from 1991 to 1994. Ms. Gaumer received a B.S. in Psychobiology from the University of California, Santa Cruz, a N.I.H. Fellowship in Neurophysiology at the University of Wisconsin and an M.B.A. from Stanford University.

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

     Philip M. Young has served the Company as a director since April 1995. From April 1990 to the present, Mr. Young has served as a General Partner of U.S. Venture Partners, a venture capital firm. Mr. Young currently serves on the Boards of Directors of CardioThoracic Systems, Inc., The Immune Response Corporation, Penederm Inc., Vical Inc., 3Dfx Interactive Inc. and Zoran Corporation. He received a B.M.E. from Cornell University, an M.S. from George Washington University, and an M.B.A. from Harvard University where he was a Baker Scholar.

     James W. McLane has served the Company as a director since November 1996. From May 1997 to the present, Mr. McLane has served as President and Chief Operating Officer of NovaCare, Inc., a provider of healthcare services. From February 1991 to June 1996, Mr. McLane served as Executive Vice President of Aetna Life & Casualty Company and Chief Executive Officer of Aetna Health Plans. Prior to that, he was a Senior Vice President and Division Executive of Citicorp, Inc. Mr. McLane currently serves on the Board of Directors of Aliginis Inc. He holds a B.A. in History from Yale University and an M.B.A. from Harvard Business School.

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

Item 2. Facilities

     The Company leases approximately 13,400 square feet in Sunnyvale, California, which comprise the Company's administrative offices and manufacturing and warehousing space. The Company's lease for this facility extends through June 1998. The Company uses all of the facility and believes that its existing facilities will be sufficient for its operations through 1998. The Company believes that it will be able to renew its lease or obtain additional space if necessary.

Item 3. Legal Proceedings

     To the best of its knowledge the Company is not currently party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

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

    1996:                                         High         Low
    First Quarter ended March 31, 1996           $ 9.75       $9.375
    Second Quarter ended June 30, 1996           $17.00       $ 9.00
    Third Quarter ended September 30, 1996       $11.00       $ 6.50
    Fourth Quarter ended December 31, 1996       $ 8.50       $ 4.00

    1997:                                         High         Low
    First Quarter ended March 31, 1997           $ 4.50       $ 2.00
    Second Quarter ended June 30, 1997           $ 5.00       $ 1.50
    Third Quarter ended September 30, 1997       $ 4.3125     $ 2.625
    Fourth Quarter ended December 31, 1997       $ 3.4375     $ 2.375

    As of March 16, 1998, the number of common stockholders of record was 103.

Dividend Policy

     The Company has not declared or paid any dividend since its inception and does not intend to pay any dividend in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors.

Recent Sales of Unregistered Securities

         None

Item 6.  Selected Consolidated Financial Data

     The following table presents selected financial data of the Company. This historical data should be read in conjuction with the attached Financial
Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Selected financial data is as follows (in thousands, except per share amounts):

                                                  Years Ended December 31,
                                            -----------------------------------
                                             1997      1996      1995     1994
                                            ------    ------    ------   ------

Net sales                                 $  1,586   $    64    $  ---   $  ---
Net loss                                  $(12,135)  $(8,780)   $(3,174) $ (142)
Basic and diluted net loss per share (1)
  (pro forma in 1996 and 1995)            $  (1.44)  $ (1.19)   $ (0.68) $(4.30)
Shares used in computing basic and
 diluted net loss per share (pro forma
 in 1996 and 1995)                           8,448     7,363      4,646      33
Total assets                              $ 11,273   $22,040    $ 4,115     ---
Long-term obligations                     $    142   $   272    $   185  $  ---


(1) See Note 1 to Financial Statements for information concerning calculation of net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. As a result of certain factors, including those set forth elsewhere in this Form 10-K, the Company's actual results of operations may differ significantly from the results discussed in the forward-looking statements. The following discussion and analysis should be read in conjuction with the Financial Statements of the Company and Notes there to included in this Form 10-K.

Overview

     During 1997, FemRx, Inc. ("FemRx" or the "Company") began sales of the OPERA STAR System and related products. The OPERA STAR System is an innovative surgical system for the diagnosis and treatment of gynecologic disorders. OPERA stands for Out-Patient Endometrial Resection/Ablation. OPERA is a less invasive alternative to hysterectomy for patients suffering from abnormal uterine bleeding. OPERA consists of diagnosis by a gynecologic surgeon and the use of the Company's OPERA STAR resectoscope under visual guidance to collect a pathology sample, resect the endometrial lining together with any submucosal fibroids and coagulate the entire uterine cavity. The Company has also developed a proprietary fluid management system, called the Flo-Stat System, for use in gynecologic procedures. In September 1997, the Company introduced Diva, a proprietary laparoscopic morcellator, designed to be used in surgical procedures to assist in the removal of large tissue masses such as fibroids.

     The Company markets its products through its Center of Excellence and National Providers of Excellence programs which are partnerships between FemRx and healthcare providers aimed at increasing the awareness of the OPERA procedure through jointly sponsored patient outreach and physician training. These programs provide a hospital or surgical center with an OPERA STAR System and a Flo-Stat System which allow gynecologic surgeons to perform the OPERA procedure. As part of these programs, the hospital or surgical center purchases an initial stocking order of disposable resectoscopes. The revenue from these disposable resectoscopes is recognized over their estimated period of usage.

     The Company commenced commercial shipments of its OPERA STAR System and Flo-Stat System in October 1996. The Company commenced commercial shipments of the Diva in September 1997. The Company currently sells its products in the United States to physicians, hospitals and surgical centers. Sales in the U.S. are currently made through a small direct sales force and are conducted on credit terms.

     Certain components of the Company's products are manufactured by contract manufacturers. Additional manufacturing, final assembly and test is performed by the Company at its location in Sunnyvale, California.

     The Company has experienced significant operating losses since inception and, as of December 31, 1997, had an accumulated deficit of approximately $24.4 million. The Company expects to continue to generate substantial losses due to increased operating expenditures primarily attributed to research and development activities, including clinical trials, commercial manufacturing, marketing and sales activities. The Company anticipates that its research and development expenses will increase in the future to support increased product development activities, including clinical trials, and that its selling, general and administrative expenses will increase due to increased marketing and sales activities. The Company expects that its results of operations will fluctuate significantly from quarter to quarter due to a variety of factors including the timing of such expenditures, timing in the receipt of orders, the rate of acceptance of the Company's products in the marketplace, introduction of new products by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. The Company's gross margins, if any, will be depressed for several quarters due to manufacturing and overhead costs allocated over low production volumes. There can be no assurance that the Company will ever achieve significant revenue or profitability.

Results of Operations

Years Ended December 31, 1997, 1996, and 1995.

     Net Sales increased to $1,586,000 in 1997 from $64,000 in 1996. No net sales were recorded in any prior periods. The increase in 1997 as compared to 1996 was attributable to the Company's completion of its first full year of commercial sales.

     Cost of goods sold increased to $3,096,000 in 1997 from $668,000 in 1996. No cost of goods sold were recorded in any prior periods. The increased amounts in 1997 were primarily attributable to the Company's first complete year of manufacturing operations and sales.

     Research and development expenses decreased to $3,369,000 in 1997 from $4,551,000 in 1996, primarily due to costs associated with manufacturing development costs incurred in 1996. Research and development expenses, which include clinical, regulatory, and prior to October 1, 1996, costs related to manufacturing development increased to $4,551,000 in 1996 from $2,409,000 in 1995. The increased amounts were primarily attributable to costs associated with clinical trials, additional product research, prototype development, patent preparation and filing, manufacturing facility preparation, and increase of regulatory, research, clinical, engineering and manufacturing personnel.

     Selling, general and administrative expenses, increased to $8,007,000 in 1997 from $4,577,000 in 1996 and from $936,000 in 1995. The increased amounts were primarily attributable to the expansion of the Company's sales and marketing personnel, and increased sales and marketing activity.

     Interest income decreased to $797,000 in 1997 from $1,003,000 in 1996. The decrease was due to the Company's lower average balances in cash, cash equivalents and short term investments. Interest income increased to $1,003,000 in 1996 and from $194,000 in 1995. The increase was due to the Company's higher average balances in cash, cash equivalents and short term investments from the proceeds of the Company's initial public offering which were received in March and April 1996.

     Interest expense decreased to $46,000 in 1997 from $51,000 in 1996. Interest expense decreased due to interest payments on lower outstanding balances on an equipment lease line. Interest expense increased to $51,000 in 1996 from $23,000 in 1995. Interest expense increased due to interest payments on higher outstanding balances on an equipment lease line established during 1995.

     At  December  31,  1997,   the  Company  had  federal  net  operating  loss
carryforwards of approximately $22,000,000. The federal net operating loss carryforwards will expire, if not utilized, at various dates beginning in 2010 through 2012. Utilization of the net operating losses may be subject to a substantial annual limitation due to the change of ownership provisions of the Internal Revenue Code of 1986, as amended. Accordingly, such annual limitation may result in the expiration of net operating losses prior to utilization.

Liquidity and Capital Resources

     In March and April 1996, the Company sold a total of 3,105,000 shares of common stock at $9.00 per share through its initial public offering. The net proceeds (after underwriting discounts and expenses) to the Company from the initial public offering were $25,002,000. As of December 31, 1997 the Company had cash, cash equivalents and short term investments of $8,391,000.

     Cash used in the Company's operations increased to $10,819,000 in 1997 from $7,614,000 in 1996 and from $2,264,000 in 1995. This cash was used primarily to fund increasing levels of research and development of the Company's products, clinical and regulatory activities, manufacturing operations, establishment of the Company's sales and marketing organization, and increased sales and marketing activity.

     Capital expenditures decreased to $577,000 in 1997 from $1,193,000 in 1996. The decreased level of capital expenditures during 1997 was attributable to the Company's decreased need for new molds and tooling required in the Company's manufacturing processes. Capital expenditures increased to $1,193,000 in 1996 and from $638,000 in 1995. The increased level of capital expenditures during 1996 was due primarily to the Company's increased operations throughout the year and the acquisition of molds and tooling for manufacturing of the Company's products.

     Since its incorporation in November 1994, the Company has incurred significant cumulative losses totaling approximately $24.4 million and expects to incur additional losses for the next several years. The Company believes that its existing cash will be sufficient to finance its capital requirements and operations through at least June 1998. The Company's current operating plan shows that the Company will require substantial additional capital to fund its operations, continue research and development programs and market its products. To date, the Company has financed its operations with the net proceeds from private placements and public offerings of its equity securities and capital equipment lease financing. The Company plans to seek additional funding through public or private financing or other arrangements with third parties. There can be no assurance that additional funding will be available on acceptable terms, if at all.

Impact of Year 2000

     The Company has developed a plan to modify its information technology to recognize the year 2000. The Company expects the project to be completed by early 1999 and does not expect the costs to be significant. This estimate includes internal costs but excludes the costs to upgrade and replace systems in the normal course of business. The project is not expected to have a significant effect on operations. As of December 31, 1997 none of this cost has been expensed. There can be no assurance that all the third parties with which the Company conducts business will address the year 2000 issue in a timely fashion if at all. Any significant compliance problems of the Company's suppliers, its service organizations, or its bankers could have a material adverse effect on the Company's business, financial condition, and results of operations.

Additional Factors That May Affect Future Results

Dependence on OPERA STAR System, Diva device and Flo-Stat System

     The OPERA STAR System, Diva device and Flo-Stat System are currently the Company's only products. The Company expects that the OPERA STAR System, Diva device and the Flo-Stat System will account for substantially all of the Company's revenues for the foreseeable future. Even though the OPERA STAR System, Diva device and Flo-Stat System have received FDA clearance, there can be no assurance that the Company can successfully manufacture, market, or realize any significant revenues from these products on a timely basis. The Company's products will require further development and regulatory clearances or approvals before they can be marketed internationally. There can be no assurance that the Company's development and marketing efforts will be successful or that the OPERA STAR System, Diva device, Flo-Stat System or other potential products developed by the Company will be capable of being manufactured in commercial quantities at acceptable costs. Failure to manufacture in commercial quantities at acceptable cost the OPERA STAR System, Diva device and Flo-Stat System would have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Market Acceptance

     The Company believes that market acceptance of the Company's products will depend, in part, on the Company's ability to provide evidence to the medical community of the safety, efficacy and cost-effectiveness of its products and the procedures in which these products are intended to be used. To date, the OPERA STAR System and Diva device have been used to treat a limited number of patients and no published reports regarding the use of the OPERA STAR System and Diva device exist to support the Company's marketing effort. Furthermore, there is little long-term follow-up data on patients who underwent OPERA using the OPERA STAR System or procedures using the Diva device. If the Company is not able to demonstrate long-term success with the OPERA STAR System or Diva device, market acceptance would be materially adversely affected.

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

     The Company's Diva device is designed for use by a gynecologic surgeon in laparoscopic procedures. Market acceptance of the Company's products will require a willingness on the part of gynecologic surgeons to perform laparoscopic morcellation using the Company's products. As a result, the Company believes that recommendations and endorsements of its products by influential physicians will be essential for market acceptance of its products. No assurances can be made that the Company will receive such recommendations or endorsements.

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

Limited Operating Experience

     The Company has a limited history of operations. Since its incorporation in November 1994, the Company has focused primarily on research and product development efforts, clinical trials and seeking regulatory clearance or approval for the OPERA STAR System, Diva device and Flo-Stat System, 1997 represented the first full year of commercial production and sales of the Company's products, accordingly it has limited experience manufacturing in
commercial   quantities,   marketing  or  selling  products.   The  Company  has
experienced significant operating losses since inception and expects these losses to continue for the next several years. There can be no assurance that the Company will be successful in achieving significant sales volumes of the OPERA STAR System, the Diva device and Flo-Stat System or any other products of the Company. Whether the Company can successfully manage the transition to a large-scale commercial enterprise will depend upon a number of factors, including obtaining selected international regulatory and reimbursement approvals for its existing or potential products, establishing its commercial manufacturing capability, developing its U.S. marketing and selling capabilities, and establishing a distribution network in international markets.

Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

Need for Additional Capital

     The Company's current operating plan shows that the Company will require substantial additional capital to fund its operations, continue research and development programs and market its products. The Company plans to seek additional funding through public or private financing or other arrangements with third parties. If additional funding is not available on acceptable terms, the Company may be required to scale back its operations, including research, product development, and marketing and sales activities. Failure to obtain additional capital would have a material adverse effect on the Company's business, financial condition and results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

Item 8.  Financial Statements and Supplementary Data

                         REPORT OF ERNST & YOUNG LLP,
                              INDEPENDENT AUDITORS

The Board of Directors and Stockholders
FemRx, Inc.

     We have audited the accompanying balance sheets of FemRx, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FemRx, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The 1997 financial statement do not include adjustments that might result from the outcome of this uncertainty.


                                                            ERNST & YOUNG LLP


Palo Alto, California
February 9, 1998

                                  FemRx, Inc.
                                 Balance Sheets
                                 (In thousands)

                                     ASSETS                   December 31,
                                                    ----------------------------
                                                        1997             1996
                                                    ------------     -----------
Current Assets:
   Cash and cash equivalents                         $   3,091        $   2,250
   Short-term investments                                5,300           17,668
   Accounts receivable, net of allowance for
     doubtful accounts of $21 in 1997 and $1
     1996                                                  693               60
   Inventories                                             637              340
   Prepaid and other current assets                        173              256
                                                    ------------     -----------
        Total current assets                             9,894           20,574

Property and equipment, net                              1,139            1,429
Other assets                                               240               37
                                                    ------------     -----------
        Total assets                                 $  11,273         $ 22,040
                                                    ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $     771         $    583
   Accrued compensation                                    547              696
   Other accrued liabilities                               504               65
   Deferred revenue                                        579              ---
   Current portion of capital lease obligations            163              141
                                                     -----------     -----------
       Total current liabilities                         2,564            1,485

Noncurrent portion of capital lease obligations            142              272

Commitments

Stockholders' equity:
   Preferred stock, $0.001 par value
     Authorized shares: 5,000,000
     Issued and outstanding shares: none in 1997
     and 1996                                              ---              ---
   Common stock, $0.001 par value
     Authorized shares: 40,000,000
     Issued and outstanding shares: 8,836,679 in
     1997 and 8,845,610 in 1996                         33,339           33,305
   Notes receivable from stockholders                      ---              (58)
   Deferred compensation                                  (369)            (696)
   Accumulated deficit                                 (24,403)         (12,268)
                                                      -----------     ----------
       Total stockholders' equity                        8,567           20,283
                                                      -----------     ----------

       Total liabilities and stockholders' equity      $11,273          $22,040
                                                      ===========     ==========

                 See accompanying notes to financial statements

                                   FemRx, Inc.
                            Statements of Operations
                      (in thousands, except per share data)


                                                       Years ended
                                                       December 31,
                                            ---------------------------------
                                               1997        1996        1995
                                            ---------   --------    ---------

Net sales                                    $  1,586    $    64     $    ---

Costs and expenses:
     Cost of goods sold                         3,096        668          ---
     Research and development                   3,369      4,551        2,409
     Selling, general and administrative        8,007      4,577          936
                                            ---------   --------    ---------
Total costs and expenses                       14,472      9,796        3,345

Loss from operations                          (12,886)    (9,732)      (3,345)

Interest income                                   797      1,003          194
Interest expense                                  (46)       (51)         (23)
                                            =========   ========    =========
Net loss                                     $(12,135)   $(8,780)    $ (3,174)
                                            =========   ========    =========

Basic and diluted net loss per share
     (pro forma in 1996 and 1995)            $  (1.44)  $ (1.19)    $  (0.68)
                                            =========   ========    =========

Shares used in computing basic and
     diluted net loss per share
     (pro forma in 1996 and 1995)              8,448      7,363        4,646
                                            =========   ========    =========



                 See accompanying notes to financial statements

                                  FemRx, Inc.
           Statement of Stockholders' Equity (Net Capital Deficiency)
                  (In thousands, except number of shares)

                                                                                                                         Total
                                                                                                                      Stockholders'
                                                                                 Notes                                  Equity
                                                                               Receivable                                (Net
                                       Preferred Stock        Common Stock       From       Deferred     Accumulated    Capital
                                  ---------------------  -------------------
                                     Shares     Amount     Shares     Amount  Stockholders Compensation     Deficit    Deficiency)
                                  ----------  ---------  ---------  --------  ------------ ------------  ------------  -----------
Balances at December 31, 1994            ---  $     ---  1,323,182  $      8   $     (5)     $     ---     $    (314)   $    (311)
Proceeds from notes receivable
 from founders                           ---        ---        ---       ---          5            ---           ---            5
Issuance of Series A convertible
 preferred stock, less issuance
 cost of $27                       6,154,898      6,128        ---       ---        ---            ---           ---        6,128
Issuance of common stock to
 employees, consultants and
 directors for cash and notes
 receivable                              ---        ---    396,263        27         (4)           ---           ---           23
Renegotiation of vesting in
 founder stock in exchange for
 forgiveness of payable to
 related parties                         ---        ---        ---       242        ---            ---           ---          242
Deferred compensation related to
 grant of stock options to
 employees, consultants and
 directors                               ---        ---        ---     2,293        ---         (2,293)          ---          ---
Amortization of deferred
 compensation                            ---        ---        ---       ---        ---            624           ---          624
Net loss                                 ---        ---        ---       ---        ---            ---        (3,174)      (3,174)
                                 -----------  ---------  ---------  ---------------------- ------------  ------------  -----------
Balances at December 31, 1995      6,154,898      6,128  1,719,445     2,570         (4)        (1,669)       (3,488)       3,537
Issuance of common stock under
 stock option plans and employee
 stock purchase plan to
 employees, consultants, and
 directors net of repurchases            ---        ---     61,858        71          4            ---           ---           75
Issuance of common stock to an
 employee for cash and notes
 receivable                              ---        ---    112,500        76        (58)           ---           ---           18
Conversion of Series A convertible
 preferred stock in connection
 with initial public offering     (6,154,898)    (6,128) 3,846,807     6,128        ---            ---           ---          ---
Issuance of common stock in
 connection with initial public
 offering, net of issuance cost
 of $986                                 ---        ---  3,105,000    25,002        ---            ---           ---       25,002
Reversal of unearned deferred
 compensation related to
 employee terminations                   ---        ---        ---      (542)       ---            542           ---          ---
Amortization of deferred
 compensation                            ---        ---        ---       ---        ---            431           ---          431
Net loss                                 ---        ---        ---       ---        ---            ---        (8,780)      (8,780)
                                 -----------  ---------  ---------  ---------------------- -----------   ------------  -----------
Balances at December 31, 1996            ---        ---  8,845,610    33,305        (58)          (696)      (12,268)      20,283
Issuance of common stock under
 stock option plans and employee
 stock purchase plan to employees,
 consultants, anddirectors, net
 of repurchases                          ---        ---     (8,931)      121         58            ---           ---          179
Reversal of unearned deferred
 compensation related to employee
 terminations                            ---        ---        ---       (87)       ---             87           ---          ---
Amortization of deferred
 compensation                            ---        ---        ---       ---        ---            240           ---          240
Net loss                                 ---        ---        ---       ---        ---            ---       (12,135)     (12,135)
                                 -----------  ---------  ---------  ---------------------- -----------   ------------  -----------
Balances at December 31, 1997            ---  $     ---  8,836,679  $  33,339  $    ---     $     (369)  $   (24,403)   $   8,567
                                 ===========  ========= ==========  ====================== ===========   ============  ===========

                 See accompanying notes to financial statements

                                   FemRx, Inc.
                            Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                      Years Ended
                                                      December 31,
                                       -------------------------------------
                                            1997         1996        1995
                                       ------------  -----------  ----------
Cash flows from operating activities:
Net loss                                $  (12,135)   $  (8,780)   $ (3,174)
Adjustments to reconcile net loss to
net cash used by operating activities:
  Depreciation and amortization                763          352          50
  Amortization of deferred compensation        240          431         624
  Net loss on disposal of fixed assets         104          ---         ---
 Changes in assets and liabilities:
  Accounts receivable                         (633)         (60)        ---
  Inventories                                 (297)        (340)        ---
  Prepaid and other current assets              83         (241)        (15)
  Accounts payable                             188          434         133
  Accrued compensation                        (149)         598          98
  Deferred revenue                             579          ---         ---
  Payable to related parties                   ---          ---         (49)
  Other accrued liabilities                    439           (8)         69
                                       ------------  -----------   ---------
Net cash used in operating activities:     (10,818)      (7,614)     (2,264)
Cash flows from investing activities
  Capital expenditures                        (577)      (1,193)       (638)
  Other assets                                (203)          18         (55)
  Purchases of securities available
   for sale                                (39,902)    (184,101)    (25,206)
  Proceeds from sales and maturities
   of securities available for sale         52,270      166,433      25,206
                                       ------------  -----------   ---------
Net cash provided by (used in)
  investing activities                      11,588      (18,843)       (693)
Cash flows from financing activities:
  Proceeds from capital lease
   financing                                   ---          240         273
  Payments of obligations under
   capital leases                             (108)         (85)        (15)
  Net proceeds from issuance of
   preferred stock                             ---          ---       6,128
  Net proceeds from issuance of common
   stock                                       179       25,095          28
                                       ------------  -----------   ---------
Net cash provided by financing
  activities                                    71       25,250       6,414
Net increase (decrease) in cash
  and cash equivalents                         841       (1,207)      3,457
Cash and cash equivalents at beginning
  of period                                  2,250        3,457         ---
                                       ------------  -----------   ---------
Cash and cash equivalents at end of
  period                                $    3,091        2,250       3,457
                                       ============  ===========   =========
Supplemental disclosure of cash flow
information:
  Interest paid                         $       46    $      51     $    23
                                       ============  ===========   =========
Supplemental schedule of noncash
investing and financing activities:
  Issuance of common stock in
  exchange for notes and
  subscription receivable               $      ---    $     ---    $     80
                                       ============  ===========   =========
Acceleration of vesting in founders
  stock in exchange for forgiveness
  of payable to related parties         $      ---    $     ---    $    242
                                       ============  ===========   =========

                 See accompanying notes to financial statements

                                   FemRx, Inc.
                          Notes to Financial Statements
                                December 31, 1997

1. Organization and Summary of Significant Accounting Policies

Organization

     FemRx, Inc. (the "Company") was incorporated in the State of California on November 21, 1994. The Company reincorporated in the State of Delaware on January 16, 1996. The Company is engaged in the design development, manufacture, and sale of unique surgical tools for less invasive treatment of gynecologic disorders. The Company markets its products to physicians, hospitals, clinics and surgical centers in the United States. The Company completed its first full year of commercial sales to customers in the United States during 1997. In preceding years the Company was in the development stage.

Basis of Presentation

     Since its incorporation in November 1994, the Company has incurred cumulative losses totaling approximately $24,400,000 and expects to incur additional losses for next several years. The Company's current operating plan shows that the Company will require substantial additional capital to fund its operations, continue research and development programs, and market its products. To date, the Company has financed its operations with the net proceeds from private placements and public offerings of its equity securities and capital equipment lease financing. The Company plans to seek additional funding through public or private financing or other arrangements with third parities. There can be no assurance that additional funding will be available on acceptable terms, if at all. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company is required to adopt these Statements beginning in fiscal 1998. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's financial position, results of operations or cash flows.

Revenue Recognition

     Revenue from sales of reusable products, and reorders for disposable products is generally recognized at the time of shipment with allowances provided for estimated returns. When a customer purchases an initial stocking order of disposable products, the revenue from these products is recognized over their estimated period of usage.

                                  FemRx, Inc.
                          Notes to Financial Statements
                                December 31, 1997

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of marketable investments and accounts receivable. The Company places its investments with high-credit-quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company sells to a diverse customer base. No single customer accounts for a significant portion of the Company's net sales. The Company does not require collateral on sales with credit terms.

Net Loss Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented.

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company also adopted the provisions of Securities and Exchange Commission Staff Bulletin No. 98 which resulted in the removal of certain shares which had been included in the calculation in the periods prior to the Company's initial public offering. Diluted net loss per share has not been presented as, given the Company's net loss position, the result would be anti-dilutive.

     Pro forma basic net loss per share as presented in the Statements of Operations for 1996 and 1995 has been computed as described above and also gives effect to the conversion of the convertible Preferred Stock that automatically converted upon completion of the Company's initial public offering (using as-if converted method) from the original date of issuance.

     A reconciliation of the shares used in the calculation of basic and pro forma basic net loss per share follows (in thousands, except for net per share information):

                                          Years ended December 31,
                                ----------------------------------------------
                                     1997            1996            1995
                                ---------------  --------------  -------------

 Net loss                        $    (12,135)    $    (8,780)   $    (3,174)
                                ===============  ==============  =============

Basic
Weighted average shares of
 common stock outstanding                8,448           6,467            799
                                ===============  ==============  =============

Basic net loss per share           $    (1.44)     $    (1.36)    $    (3.97)
                                ===============  ==============  =============

Pro Forma Basic
Weighted average shares of
 common stock outstanding                               6,467            799
Adjustment to reflect the
 effect of assumed conversion
 of preferred stock as of the
 date of issuance                                         896          3,847
Shares used in computing pro
 forma basic net loss per                        --------------  ------------
 share                                                  7,363          4,646
                                                 ==============  =============

Pro forma basic net loss per share                 $    (1.19)    $    (0.68)
                                                 ============== ==============


                                   FemRx, Inc.
                          Notes to Financial Statements
                                December 31, 1997

     Had the Company been in a net income position, diluted earnings per share would have been presented and would have included, the shares used in computation of basic net loss per share as well as an additional 1,871,284, 1,367,120, and 1,099,892, shares for the years ended December 31, 1997, 1996, and 1995, respectively, relating to outstanding options and warrants (prior to the application of the treasury stockmethod) and stock subject to repurchase not included above.

2. Cash, Cash Equivalents, and Short-term investments

     Cash and cash equivalents consist of cash deposited with banks and money market instruments with original maturities of 90 days or less. All short-term investments, are classified as available-for-sale, are carried at amortized cost, which approximates fair market value, and consist of high quality debt securities with original maturities between 90 days and two years. Fair market values were based on quoted market prices. Realized gains and losses for the three years ended December 31, 1997 have been immaterial.

     The following table summarizes the amortized cost, which approximates the fair market value of the Company's investments and their contractual maturities at December 31, (in thousands):

                                                    1997              1996
    U.S. Government agencies                     $      4,628        $   12,076
    Corporate dept obligations                          3,504             7,472
                                                --------------    --------------
                                                  $     8,132        $   19,548
                                                ==============    ==============

    Included in cash and cash equivalents         $     2,832        $    1,880
    Included in short-term investments                  5,300            17,668
                                                --------------    --------------
                                                  $     8,132        $   19,548
                                                ==============    ==============

    Due within one year                            $    7,619        $   16,466
    Due after one year through two years                  513             3,082
                                                --------------    --------------
                                                    $   8,132        $   19,548
                                                ==============    ==============

3. Inventories

     Inventories are stated at lower of cost (first-in, first-out) or market (net realizable value). The Company makes inventory provisions for potentially excess and obsolete inventory based on forecast demand and scheduled shipment. However, such activity may be subject to revisions, cancellations, and
rescheduling.   Inventories  at  December  31,  consist  of  the  following  (in thousands):

                                             1997            1996
                                             ----            ----
      Raw materials                         $  50           $  46
      Work-in-process                         442             226
      Finished goods                          145              68
                                              ---             ---
             Total                          $ 637           $ 340
                                            =====           =====


                                   FemRx, Inc.
                          Notes to Financial Statements
                                December 31, 1997

4. Property and equipment

     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, ranging from one to five years, or, in the case of leasehold improvements, over the term of the lease, if shorter. Furniture and equipment leased under capital leases is amortized over the useful lives of the assets. Property and equipment at December 31, consist of the following (in thousands):

                                                           1997           1996
                                                           ----           ----
       Furniture and equipment                           $ 1,556         $1,231
       Computer equipment                                    504            455
       Leasehold improvements                                155            145
                                                             ---            ---
                                                           2,215          1,831
       Less accumulated depreciation and amortization     (1,076)          (402)
                                                          ------           ----
       Total property and equipment, net                  $1,139         $1,429
                                                          ======         ======

     Property and equipment at December 31, 1997 and 1996 includes assets under capitalized leases of $513,000. Accumulated depreciation on property and equipment under capitalized leases at December 31, 1997 and 1996 was approximately $353,000 and $182,000 respectively.

5. Commitments

     Future minimum lease obligations as of December 31, 1997 on all leases are as follows (in thousands):

                                                       Capital      Operating
                                                        Lease         Leases
                                                        -----         ------
  Years ending December 31:
           1998                                         $ 173        $  60
           1999                                           149            6
           2000                                            20            2
           ----                                           ---          ---
  Total minimum lease payments                            342        $  68
                                                                      ====
  Amounts representing interest                           (37)
                                                          ---
  Present value of future lease payments                  305
  Current portion of capital lease obligations           (163)
                                                         ----
  Noncurrent portion of capital lease obligations       $ 142
                                                         ====

     Rent expense under noncancelable operating leases, net of sublease income of $21,000 in 1996, and $12,000 in 1995, (none in 1997) for the years ended December 31, 1997, 1996, and 1995 was approximately $126,000, $81,000, and
$66,000, respectively.

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

                                   FemRx, Inc.
                          Notes to Financial Statements
                                December 31, 1997

     At December 31, 1997, there were 2,123,660 shares of common stock reserved for current and future issuances under the 1995 Stock Option Plan, the 1996 Non-Employee Directors' Stock Option Plan, the Employee Stock Purchase Plan and exercise of warrants.

     In 1995, sales of common stock to the Company's founders as well as to advisors and employees were executed under stock purchase agreements and enable the Company to repurchase unvested shares at their original issuance price. Shares are released from the repurchase option over approximately four years, pursuant to a formula determined by the Company's Board of Directors. At December 31, 1997, 211,575 common shares issued remained subject to repurchase by the Company.

     In 1995 the Company recorded deferred compensation expense equal to the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the Board of Directors, for common stock issued, common stock subscribed and common stock options granted in 1995. Such shares and options were granted at prices ranging from $0.006 to $0.672 per share with a deemed fair value ranging from $0.16 to $6.56 per share. This compensation expense aggregates to $2,293,000, which is being amortized over the corresponding vesting period of each respective share purchase or option, generally four years. Amortization of deferred compensation for the years ended December 31, 1997, 1996 and 1995 was $240,000, $431,000, and $624,000 respectively. Additionally $87,000 and $542,000 of unvested deferred compensation was reversed in 1997 and 1996, respectively, due to employee terminations.

     In connection with capital lease financing, in June 1995, the Company issued a warrant to purchase 36,328 shares of common stock at an exercise price of $1.60 per share for $100 in cash. This warrant expires seven years from the date of issuance. The warrant was unexercised as of December 31, 1997.

7. Stock Option Plans and Stock Purchase Plan

1995 Stock Option Plan

     The 1995 Stock Option Plan ( the "Plan"), as amended, was adopted in April 1995. The options granted under this Plan may be either incentive stock options or nonstatutory stock options. The Company has authorized 1,955,625 shares of common stock for issuance under the Plan. Options granted under this Plan expire no later than ten years from the date of grant. For incentive stock options, the option price shall be at least 100% of the fair market value on the date of grant, and no less than 85% of the fair market value for nonqualified stock options. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair market value and shall not be exercisable more than five years after the date of grant.

     Options generally vest over a period of four years from the date of grant, with one-eighth vesting after six months and the remainder vesting ratably over the following 42 months. Subject to Board of Directors approval, options under the plan are immediately exercisable and are subject to repurchase provisions if exercised before being vested.

     In March 1997, the board of directors authorized the Company to exchange stock options granted under this plan to all employees, having an exercise price greater than $4.50 for options with an exercise price of $2.56 (the fair value of the Company's common stock on March 11, 1997, when the exchange was effected). Under the terms of this stock option repricing, no portion of any exchanged option

                                   FemRx, Inc.
                          Notes to Financial Statements
                                December 31, 1997

     was exercisable until September 11, 1997. Options representing the right to purchase 384,750 shares of common stock were exchanged. The vesting period of such exchanged options was unchanged from that of the original options.

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

                                   FemRx, Inc.
                          Notes to Financial Statements
                                December 31, 1997

     Aggregate option activity under the plans is as follows:

                                        Options Outstanding
                                     -------------------------
                         Shares                                     Weighted
                       available for    Number       Price per       average
                          grant       of shares       share       exercise price
                      -------------  -----------  -------------  ---------------

Shares authorized        1,155,625          ---        ---              ---
Options granted           (371,967)     371,967   $0.006-$0.672       $0.26
                      -------------  -----------
Balance at
December 31, 1995          783,658      371,967   $0.006-$0.672       $0.26

Additional authorized      200,000          ---        ---              ---
Options granted           (559,000)     559,000   $4.50-$14.50        $9.80
Options exercised              ---      (71,762)  $0.16-$0.672        $0.54
Options forfeited           61,382      (61,382)  $0.16-$14.50       $10.70
                      -------------  -----------
Balance at
December 31, 1996          486,040      797,823  $0.006-$14.50        $6.11
Additional authorized      800,000          ---       ---               ---
Options granted         (1,349,000)   1,349,000   $2.00-$4.125        $2.77
Options exercised              ---      (36,904) $0.006-$2.9375       $0.74
Options forfeited          101,788     (101,788)  $0.16-$14.50        $4.12
Options cancelled          384,750     (384,750)  $4.50-$14.50        $9.70
                      =============  ===========
Balance at
December 31, 1997          423,578    1,623,381   $0.006-$14.50       $2.73
                      =============  ===========

     The weighted average fair value of options granted was $1.60, $5.90 and $3.21 in 1997, 1996 and 1995, respectively.

     The options outstanding at December 31, 1997 have been segregated into ranges for additional disclosure is as follows:


                       Options Outstanding               Options Exercisable
               ------------------------------------  ---------------------------
                              Weighted-                 Options
                 Options       average                 currently
               outstanding    remaining   Weighted    exercisable     Weighted
 Range of          at        contractual   average        at           average
 exercise      December 31,      life     exercise    December 31,    exercise
  Prices          1997       (in years)    price          1997          price
------------ ------------   -----------  ----------  -------------  ------------
$0.006-$0.67     241,772        7.71        $0.20       153,027         $0.23
$ 2.00-$2.94   1,056,776        8.62        $2.61       277,019         $2.64
$ 3.00-$4.88     245,458        9.54        $3.68        31,590         $3.78
$7.97-$14.50      79,375        7.55        $9.12        42,552         $9.02
             ------------                            ----------
               1,623,381        8.57        $2.73       504,188         $2.51
             ============                            ==========

1996 Employee Stock Purchase Plan

     In January 1996, the Company adopted the 1996 Employee Stock Purchase Plan. The Company's Employee Stock Purchase Plan is administered by the Board of Directors, and the Company

                                   FemRx, Inc.
                          Notes to Financial Statements
                                December 31, 1997

     has authorized for sale under the plan 150,000 shares of common stock. Employees who own less than 5% of the total outstanding common stock of the Company are eligible to participate in the plan, which provides for the option to purchase a defined number of shares at 85% of the lower of the fair market value of the stock at the commencement date of each offering period or the relevant purchase date. At December 31, 1997, 109,627 shares of common stock had been issued under this plan.

Pro Forma Information

     As of December 31, 1997, the Company has three stock-based compensation plans, which are described above. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and stock purchases because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options and purchases was estimated at the date of grant using the minimum value method for 1995 options and purchases and a Black-Scholes options pricing model for 1996 and 1997 options and purchases with the following weighted-average assumptions for 1995, 1996 and 1997 respectively: risk-free interest rate of between 5.4% and 6.8%, between 5.1% and 6.6%; and between 5.8% and 6.7%, volatility factor of the expected market price of the Company's common stock of .75 for 1996 and 1997 (none in 1995 as the minimum value method was used), an expected life of the options of between 6 months and 4 years for 1995, 1996 and 1997 and a dividend yield of zero.

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

                                   FemRx, Inc.
                          Notes to Financial Statements
                                December 31, 1997

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's historical and pro forma information follows (in thousands, except for net per share information):

                                             Years ended
                                             December 31,
                              ----------------------------------------
                                 1997          1996          1995
                              ------------  ------------  ------------

   Net loss
     As Reported              $  (12,135)    $  (8,780)    $   (3,174)
     Pro Forma                $  (13,437)    $  (9,253)    $   (3,181)

   Net loss per share
     As Reported              $    (1.44)    $   (1.19)    $   (0.68)
     Pro Forma                $    (1.59)    $   (1.26)    $   (0.68)

8.  Income Taxes

     As of December 31, 1997, the Company had net operating loss carryforwards of approximately $22,000,000 for federal income tax purposes. The net operating loss carryforwards will expire at various dates beginning in 2010 through 2012, if not utilized.

     Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits prior to utilization.

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                            December 31,
                                                    ----------------------------
                                                        1997            1996
                                                    --------------  ------------
  Deferred tax assets:
     Net operating loss carryforwards                     $ 8,300       $ 3,900
     Research and development credits                         400           100
     Capitalized research and development expenses            500           100
     Other, net                                               200           ---
                                                    --------------  ------------
  Total deferred tax assets                                 9,400         4,100

  Valuation allowance                                      (9,400)       (4,100)
                                                    --------------  ------------
  Net deferred tax assets                                 $   ---       $   ---
                                                    ==============  ============

     Due to the lack of earnings history of the Company, the total net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $3,200,000 and $900,000 for the years ended December 31, 1996 and 1995 respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable

                                    PART III

     Certain information required by Part III is incorporated by reference from the Registrant's definitive proxy statement (the "Proxy Statement") for its annual meeting of shareholders to be held May 19, 1998 which Proxy Statement will be filed within 120 days after the end of its fiscal year pursuant to Regulation 14A, and the information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item as to the company's executive officers and directors is set forth in Item 1 - Business -- "Executive Officers and Directors of the Registrant" in this form 10-K.

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Registrant's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant"s Proxy Statement.

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

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

     (1) Financial Statements and Report of Ernst & Young LLP, Independent Auditors

          Balance Sheets at December 31, 1997 and 1996

          Statements of Operations Years ended December 31, 1997, 1996, and 1995

          Statements of Stockholders' Equity (Net Capital Deficiency) Years ended December 31, 1997, 1996, and 1995

          Statements of Cash Flows Years ended December 31, 1997, 1996, and 1995

          Notes to Financial Statements

     (2) Financial Statement Schedules

         Schedule II Valuation and Allowance Accounts. (See page 45 of this report)

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Number                               Description
-------                              -----------
 2.1 (1)   Form of Agreement and Plan of Merger between FemRx, a California
           Corporation ("FemRx California") and FemRx Merger Corporation, a
           Delaware corporation ("FemRx Delaware").
 3.1.1 (1) Amended and Restated Articles of Incorporation of FemRx California.
 3.1.2 (1) Bylaws of FemRx California.
 3.2.1 (1) Form of Certificate of Incorporation of FemRx Delaware, to be
           effective upon the completion of the offering.
 3.2.2 (1) Form of Bylaws of FemRx Delaware, to be effective upon completion of the offering.
 4.1 (1)   Reference is made to Exhibits 3.1 through 3.2.
 4.2 (1)   Specimen stock certificate.
10.1 (1)   Form of Indemnity Agreement to be entered into between the
           Registrant and each of its directors and officers.
10.2 (1)   The Registrant's 1995 Stock Option Plan (the "1995 plan").
10.3 (1)   Form of the Registrant's Incentive Stock Option under the 1995 Plan.
10.4 (1)   Form of the Registrant's Nonstatutory Stock Option under the 1995
           Plan
10.5 (1)   Form of the Registrant's 1996 Non-Employee Directors' Stock Option
           Plan (the "Directors' Plan").
10.6 (1)   Form of the Registrant's Nonstatutory Stock Option under the
           Directors' Plan.



Exhibit
Number                                Description
------                                -----------
10.7 (1)   Form of the Registrant's 1996 Employee Stock Purchase Plan.
10.8 (1)   Form of the Registrant's Employee Stock Purchase Plan Offering
           Document.
10.9 (1)   Master Equipment Lease Agreement between the Registrant and
           Lighthouse Capital Partners.
           L.P. dated June 30, 1995.
10.10 (1)  Sublease Agreement between the Registrant and OCE - USA, Inc. dated
           March 22, 1995 and related Standard Industrial Lease - Multi-Tenant between Daniel Sloan and OCE-Bruning, Inc. dated December 7, 1992.
10.11 (1)  Investors' Rights Agreement dated April 12, 1995 between the
           Registrant and certain of its stockholders.
13.0 (2)   Annual Report to Stockholders.
23.1       Consent of Ernst & Young LLP, Independent Auditors
23.2 (1)   Consent of Cooley Godward Castro Huddleson & Tatum. Reference is made to Exhibit 5.1.
24.1.1     Power of Attorney
27.1       Financial Data Schedule December 31, 1997.
27.2       Restated Financial Data Schedule December 31, 1996.

________
  (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-1080), which became effective on March 25, 1996.
 (2)       To be filed when complete.

(b) Reports on Form 8-K

      No Form 8-K's were filed on behalf on the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Sunnyvale, State of California, on the 25th day of March, 1998.

                     FemRx, Inc.

                     By:      /s/ Andrew M. Thompson
                              ----------------------
                              Andrew M. Thompson
                              President and Chief Executive Officer
                              (Principal Executive Officer)

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

       Signatures                    Title                             Date

/s/Andrew M. Thompson  President and Chief Executive Officer      March 25, 1998
   ------------------  and Director (Principal Executive Officer)
   Andrew M. Thompson

/s/Edward W. Unkart    Vice President,Finance and Administration, March 25, 1998
   ----------------    Chief Financial Officer and Assistant
   Edward W. Unkart    Secretary(Principal Financial and
                       Accounting Officer)


/s/George M. Savage    Senior Vice President, Research and        March 25, 1998
   ----------------    Development and Director
George M. Savage, M.D.

/s/Gail Gaumer Schulze Director                                   March 25, 1998
   -------------------
   Gail Gaumer Schulze

/s/Kathleen D. LaPorte Director                                   March 25, 1998
   -------------------
   Kathleen D. LaPorte

/s/Philip M. Young     Director                                   March 25, 1998
   ---------------
   Philip M. Young

/s/James W. McLane     Director                                   March 25, 1998
   ---------------
   James W. McLane

                                   Schedule II

                                   FemRx, Inc.
                        Valuation and Qualifying Accounts
                                 (in thousands)
                                December 31, 1997

                                      Balance at   Costs             Balance at
                                     Beginning of   and    Deductions  End of
Description                             Period    Expenses Write-Offs  Period
-----------                             ------    -------- ---------- --------
Year Ended December 31, 1995
Allowance for Doubtful accounts        $   ---    $   ---    $   ---   $  ---

Year Ended December 31, 1996
Allowance for Doubtful accounts        $   ---    $     1    $   ---   $    1

Year Ended December 31, 1997
Allowance for Doubtful accounts        $     1    $    20    $   ---   $   21



Year Ended December 31, 1995
Reserve for excess/obsolete inventory  $   ---    $  ---     $   ---   $  ---

Year Ended December 31, 1996
Reserve for excess/obsolete inventory  $   ---    $  229     $    99   $  130

Year Ended December 31, 1997
Reserve for excess/obsolete inventory  $   130    $  512     $   376   $  266