Form 10-K/A
period 1997-12-31
FEMRX INC
filed 1998-04-29
CIK 1007321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                Form 10-K/A NO. 1
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    Part III.

Item 10. Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Company is contained in Part I, Item 1 of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a)of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a)forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.



Item 11. Executive Compensation

     The following table shows for the fiscal years ended December 31, 1997, 1996, 1995, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at December 31, 1997 (the "Named Executive Officers"):


                           Summary Compensation Table

                                                          Annual
                                                       Compensation
                                                                   Securities
                                               Salary    Bonus     Underlying
 Name and Principal Position            Year    ($)       ($)      Options (1)
 ---------------------------            ----    ---       ---      -----------

 Andrew M. Thompson                     1997     172,464      ---   80,000
 President and Chief Executive Officer  1996     150,000   16,500      ---
                                        1995     106,714   25,000      ---

 George M. Savage, M.D.                 1997     172,486      ---   80,000
 Senior Vice President, Research and    1996     150,000   16,500      ---
 Development                            1995     106,714   25,000      ---
 Edward W. Unkart                       1997     144,357      ---   75,000
 Vice President, Finance and            1996     125,008   11,563      ---
 Administration, Chief Financial        1995(2)      ---      ---      ---
 Officer and Assistant Secretary


 Jeffrey J. Christian                   1997     155,458      ---   75,000
 Vice President, Engineering            1996     142,789   17,325      ---
                                        1995(2)      ---      ---    5,000

 Marshall Tsuruda                       1997     124,041     ---   110,000
 Vice President, Operations             1996(3)      ---     ---    50,000
                                        1995         ---     ---       ---


(1)  Repriced options treated as new grants.

(2) Messrs. Unkart and Christian were employed by the Company for less than a full year during the fiscal year ended December 31, 1995 and for that reason, earned less than $100,000 in compensation from the Company.

(3) Mr. Tsuruda was employed by the Company for less than a full year during the fiscal year ended December 31, 1996 and for that reason, earned less than $100,000 in compensation from the Company.


                        STOCK OPTION GRANTS AND EXERCISES

     The Company grants options to its executive officers under its 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan was adopted by the Board of Directors in April 1995 and has been amended three times, most recently in March 1997, subject to stockholder approval. Pursuant to the 1995 Plan, the Company may grant incentive and nonstatutory stock options to key employees, directors of or consultants or advisors to the Company. A total of 1,955,625 shares of Common Stock is authorized for issuance under the 1995 Plan.

     At February 28, 1998, options covering an aggregate of 109,816 shares of the Company's Common Stock had been exercised under the 1995 Plan, 1,520,911 shares were outstanding, and 324,898 shares (plus any shares that might in the future be returned to the plan as a result of cancellations or expiration of options) remained available for future grant under the 1995 Plan. During the year ended December 31, 1997, under the 1995 Plan, the Company granted to all current executive officers as a group options to purchase 420,000 shares at an exercise prices ranging from $2.56 to $2.9375 per share and to all employees and consultants (excluding current executive officers) as a group options to purchase 904,000 shares at exercise prices ranging from $2.00 to $4.125 per share.

     The 1995 Plan is administered by the Board of Directors and the Compensation Committee. No vesting is required under the 1995 Plan, although it may be imposed by the Board of Directors. The maximum term of a stock option under the 1995 Plan is 10 years, but if the optionee at the time of grant has voting power over more than 10% of the Company's outstanding capital stock, the maximum term of an incentive stock option is five years. The exercise price of stock options granted under the 1995 Plan is determined by the Board of Directors. Options granted under the 1995 Plan are generally non-transferable. The exercise price may be paid in cash or any other form of consideration that may be acceptable to the Board of Directors.

     Options generally terminate three months after termination of the optionee's employment or relationship as a consultant or director unless such termination is caused by the permanent disability or death of the optionee. The 1995 Plan may be amended at any time by the Board of Directors, although certain amendments would require stockholder approval. The 1995 Plan will terminate in April 2005, unless earlier terminated by the Board of Directors.

     The following tables show for the fiscal year ended December 31, 1997, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:


                        Option Grants in Last Fiscal Year

                       Individual Grants (4)                                 Potential Realizable
                                                                               Value at Assumed
                        Number of    % of Total                                 Annual Rates of
                       Securities      Options                                   Stock Price
                       Underlying    Granted to    Exercise or                 Appreciation for
                         Option     Employees in   Base Price   Expiration    Option Term ($)(3)
Name                   Granted (#) Fiscal Year(1)   ($/Sh)(2)      Date      5% ($)      10% ($)
----                   ----------- --------------   ---------      ----      ------      -------
Andrew M. Thompson       80,000         6.04%        $2.9375     03/02/07  147,790      374,530
George M. Savage, M.D.   80,000         6.04%        $2.9375     03/02/07  147,790      374,530
Edward W. Unkart         75,000         5.66%        $2.9375     03/02/07  138,553      351,122
Jeffrey J. Christian     75,000         5.66%        $2.9375     03/02/07  138,553      351,122
Marshall Tsuruda         60,000         4.53%        $2.9375     03/02/07  110,843      280,897
                         50,000(5)      3.78%        $2.5675     03/26/06   75,487      196,093


(1) Based on an aggregate of 1,324,000 options, including 384,750 repriced options, granted to employees and directors of the Company in fiscal 1997, including the Named Executive Officers set forth in the "Summary Compensation Table" above and directors.

(2) The exercise price is equal to the closing price as reported on the Nasdaq National Market on the last market trading day preceding the date of grant.

(3) The potential realizable value is calculated based on the term of the option at the time of grant (ten years or nine years in the case of options repriced on March 11, 1997). Stock price appreciation of five percent and ten percent is assumed pursuant to rules promulgated by the Commission and does not represent the Company's prediction of its stock price performance. The potential realizable value at 5% and 10% appreciation is calculated by assuming that the exercise price appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

(4) Each of the options listed in the table was granted under the 1995 Plan and was immediately exercisable. The shares purchasable thereunder are subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service prior to vesting in such shares. The repurchase right lapses and the optionee vests in the shares subject to, or issued upon exercise of, the options as to 1/8th of the shares on the sixth month anniversary of the date of grant and in monthly installments thereafter for 42 months.

(5)  Option repriced on March 11, 1997.


  Aggregated Option Exercises in Fiscal 1997, and Fiscal Year-End Option Values

                                             Number of Securities
                                                 Underlying
                                                Unexercised        Value of Unexercised
                                                 Options at            In-the-Money
                         Shares               December 31, 1997         Options at
                        Acquired     Value           (#)           December 31, 1997 ($)
                       On Exercise  Realized     Exercisable/           Exercisable/
Name                       (#)        ($)       Unexercisable         Unexercisable(1)
----                       ---        ---       -------------         ----------------
Andrew M. Thompson         ---        ---      18,333/61,667                $0/$0
George M. Savage, M.D.     ---        ---      18,333/61,667                $0/$0
Edward W. Unkart           ---        ---      17,187/57,813                $0/$0
Jeffrey J. Christian       ---        ---      22,187/57,813            $9,453/$0
Marshall Tsuruda           ---        ---      34,583/75,417               $0/$0


(1) Based on the closing price as reported on the Nasdaq National Market as of December 31, 1997 ($2.5625), minus the exercise price, multiplied by the number of shares underlying the option.

Employee Stock Purchase Plan

     In January 1996, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 150,000 shares of Common Stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months.

     Employees are generally not eligible to participate unless they are employed by the Company or an affiliate of the Company for at least 20 hours per week and are employed by the Company or a subsidiary of the Company designated by the Board for at least five months per calendar year. Employees who participate in an offering can have up to 15% of their earnings withheld and applied to the purchase of Common Stock on specified dates determined by the Board of Directors. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company.

     In the event of a merger, dissolution, consolidation, certain reverse mergers or certain acquisitions, the Board of Directors has discretion to provide  that  each  right  to  purchase  Common  Stock  will be  assumed  or an equivalent right substituted by the successor corporation, or the Board may shorten the offering period and provide for all sums collected by payroll deductions to be applied to purchase stock immediately prior to such transaction. The Purchase Plan will terminate at the Board's discretion, subject to the limitation that no such action may adversely affect any outstanding rights to purchase Common Stock.

401(k) Plan

     In December 1995, the Company adopted an employee savings plan (the "401(k) Plan") covering the Company's employees who have not elected out of 401(k) Plan participation. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 20% of their annual compensation or the statutorily prescribed annual limit ($9,500 in 1997) and have the amount of such reduction contributed to the 401(k) Plan. In addition, eligible employees may make roll-over contributions to the 401(k) Plan from a tax-qualified retirement plan. The 401(k) Plan is intended to qualify under
Section 401 of the Code so that contributions by employees or by the Company to the 401(k) Plan, and income earned on the 401(k) Plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. The trustee under the 401(k) Plan, at the direction of each participant, invests the 401(k) Plan employee salary deferrals in selected investment options.


Compensation of Directors

     Directors do not currently receive any cash compensation from the Company for their service as members of the Board of Directors, although they are eligible for reimbursement for their expenses incurred in connection with attendance at Board and Committee meetings in accordance with Company policy.

     Each non-employee director of the Company also receives stock option grants under the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Only non-employee directors of the Company are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

     Option grants under the Directors' Plan are non-discretionary. Pursuant to the terms of the Directors' Plan, each non-employee director who was serving on the date of the Company's initial public offering was granted on such date an option to purchase 20,000 shares of Common Stock. In addition, each non-employee director subsequently elected to the Board will automatically be granted on the date of his or her election to the Board an option to purchase 20,000 shares of Common Stock (the "Initial Grant"). On the one year anniversary date of the Company's initial public offering, or the anniversary date of a non-employee directors' election to the Board, if such non-employee director was not serving in such capacity as of the date of the Company's initial public offering, and each one-year anniversary thereafter, each member of the Company's Board of Directors who is not an employee of the Company and has served as a non-employee director for at least the full six month period prior, is automatically granted an option to purchase 5,000 shares of Common Stock of the Company (the "Annual Grant"). No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. The Initial Grant under the Directors' Plan will generally vest at the rate of 1/48th of the shares monthly. Annual Grants under the Directors' Plan will vest entirely on, but not before, the first annual anniversary of the Annual Grant. The term of options granted under the Directors' Plan is ten years. In the event of a merger, dissolution, consolidation, certain reverse mergers or certain acquisitions, options outstanding under the Directors' Plan will automatically become fully vested and will terminate if not exercised prior to the consummation of the transaction.

     At February 28, 1998, there were 200,000 shares of the Company's Common Stock authorized for issuance under the Directors' Plan. During the last fiscal year, the Company granted options covering an aggregate of 25,000 shares to the non-employee directors of the Company, at exercise prices ranging from $2.6875 to $3.00 per share. The fair market value of such Common Stock on the date of grants was $2.6875 and $3.00 per share (based on the closing price as reported on the Nasdaq National Market for the day preceding the date of grant). As of February 28, 1998, no options had been exercised under the Directors' Plan.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                          ON EXECUTIVE COMPENSATION(1)

The Compensation Committee of the Board of Directors ("Committee") is composed of Messrs. McLane and Young, none of whom are currently officers or employees of the Company. The Committee is responsible for establishing the Company's compensation programs for all employees, including executives. For executive officers, the Committee evaluates performance and determines compensation policies and levels.

Compensation Philosophy

     The goals of the compensation program are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company and to motivate them to enhance long-term stockholder value. Key elements of this philosophy are:

     The Company pays competitively with leading medical device companies with which the Company competes for talent. To ensure that pay is competitive, the Company regularly compares its pay practices with these companies and sets it pay parameters based on this review.

     The Company maintains the FemRx Annual Bonus Plan to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

     The Company provides significant equity-based incentives for executives and other key employees to ensure that they are motivated over the long-term to respond to the Company's business challenges and opportunities as owners and not just as employees.

     Base Salary. The Committee annually reviews each executive officer's base salary. When reviewing base salaries, the Committee considers individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay practices.

     Annual Incentive. The FemRx Annual Bonus Plan, an annual incentive award plan, is the variable pay program for officers and other senior managers of the Company to earn additional annual compensation. The actual incentive award earned depends on the extent to which Company and individual performance objectives are achieved. At the start of each year, the Committee and the full Board of Directors review and approve the annual performance objectives for the Company and individual officers. The Company objectives consist of operating, strategic and financial goals that are considered to be critical to the Company's fundamental long-term goal building stockholder value.

     After the end of the year, the Committee evaluates the degree to which the Company has met its goals and establishes a total incentive award pool under the FemRx Annual Bonus Plan. Individual awards are determined by evaluating each participant's performance against objectives and allocating a portion of the award pool based on the participant's contributions during the year. Awards are paid in cash and distributions are made in the February following the performance year.

     Long-Term Incentives. The Company's long-term incentive program consists of the 1995 Plan and the Purchase Plan. The option program utilizes vesting periods (generally four years) to encourage key employees to continue in the employ of the Company. Through option grants, executives receive significant equity incentives to build long-term stockholder value. Grants are made at 100% of fair market value on the date of grant. Executives receive value from these grants only if the Company's Common Stock appreciates over the long-term. The size of option grants is determined based on competitive practices at leading companies in the medical device industry and the Company's philosophy of significantly linking executive compensation with stockholder interests. In March 1997, the Board granted options to purchase an aggregate of 370,000 shares of Common Stock of the Company to the Named Executive Officers at an exercise price of $2.9375, the fair market value of the Common Stock on the date of grant.

     The Company established the Purchase Plan both to encourage employees to continue in the employ of the Company and to motivate employees through ownership interest in the Company. Under the Purchase Plan, employees, including officers, may have up to 15% of their earnings withheld for purchases of Common Stock on certain dates specified by the Board. The price of Common Stock purchased will not be less than the lesser of an amount equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of the offering or the relevant purchase date.

Corporate Performance and Chief Executive Officer Compensation

     Mr. Thompson's base salary during 1997 as President and Chief Executive Officer was $175,000. Following the Committee's review of compensation paid by leading medical device companies, the Committee set Mr. Thompson's base annual salary through 1998 at $175,000. This amount, in addition to the annual incentive provided by the FemRx Annual Bonus Plan, was estimated to provide an annual cash compensation level at the average as compared to a selected group of leading medical device companies. In setting this amount, the Committee took into account (i) its belief that Mr. Thompson is one of the CEOs of leading medical device companies who has significant and broad-based experience in the medical device industry, (ii) the scope of Mr. Thompson's responsibility, and
(iii) the Board's confidence in Mr. Thompson to lead the Company's continued development.

Federal Tax Consideration

     Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code.

     The 500,000 shares per person limitation in the 1995 Plan is intended to comply with the provisions of Section 162(m) of the Code. The Compensation Committee intends to continue to evaluate the effects of the statute and the Treasury regulations and to comply with Code Section 162(m) in the future to the extent consistent with the best interests of the Company.

Option Repricing Information

     On March 3, 1997, the Compensation Committee approved an offer to employees of the Company to reprice outstanding options granted between January 30, 1996 and December 17, 1996 (the "Repricing Program"). Under the Repricing Program, as of March 11, 1997, 384,750 options were converted into repriced options with an exercise price of $2.5625 (based on the closing price as reported on the Nasdaq National Market on the last market trading day preceding the day of grant). As consideration for the grant of repriced options, optionees were prohibited from exercising the repriced options for a period of six months after the date such repriced options were granted.

     The following table sets forth, as to all executive officers of the Company, certain information concerning the repricing of all officers' options since the Company's inception.

                           Option Repricing Since Inception

                                                                         Length of
                             Number of    Market                          Original
                            Securities   Price of   Exercise             Option Term
                            Underlying   Stock at   Price at     New    Remaining at
                              Options    Time of    Time of    Exercise   Date of
      Name          Date     Repriced   Repricing   Repricing   Price    Repricing
      ----          ----     --------   ---------   ---------   -----    ---------
Marshall Tsuruda  03/11/97    50,000     $2.5625      $9.00     $2.5625   9 years

                                   CONCLUSION

     Through the plans described above, a significant portion of the Company's compensation program and Mr. Thompson's compensation are contingent on Company performance, and realization of benefits is closely linked to increases in long-term stockholder value. The Company remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives and the volatility of the Company's business may result in highly variable compensation for a particular time period.

                             COMPENSATION COMMITTEE

                                 James W. McLane
                                 Philip M. Young



Compensation Committee Interlocks and Insider Participation

     As stated above, the Compensation Committee consists of Messrs. McLane and Young. The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate.

(1) Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this form 10-K/A, in whole or in part, the following report and Performance Graph shall not be incorporated by reference into any such filings. The Committee's objective is to set executive compensation at the market average when compared to leading companies in the medical device industry. The primary components of executive compensation are base salary, annual incentives and long-term equity incentives.

Performance Measurement Comparison(1)

The following graph shows the total stockholder return of an investment of $100 in cash on March 27, 1996 for (i) the Company's Common Stock, (ii) the Nasdaq Stock Market (U.S.) Index and (iii) the Standard & Poor's Health Care (Medical Products and Supplies) Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the end of each month:

               COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT

           EDGAR Representation of Data Points used in Printed Graphic

                                                              S&P Health Care
                                             Nasdaq Stock   (Medical Products
                         FemRx, Inc.          Market - US       and Supplies)

         3/27/96                $100                 $100                $100
            3/96                 108                  100                  99
            6/96                 120                  109                  98
            9/96                  92                  112                 109
           12/96                  50                  118                 110
            3/97                  30                  112                 109
            6/97                  42                  132                 130
            9/97                  29                  154                 135
           12/97                  28                  145                 137




___________

(1) This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 28, 1998 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table employed by the Company in that capacity on February 28, 1998; (iii) all executive officers and directors of the Company as a group; and
(iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                    Beneficial Ownership(1)
                                                 ------------------------------

                                                    Number of   Percent of
  Beneficial Owner                                    Shares      Total
  ----------------                                    ------      -----
  Sprout Group (2) ..............................   2,222,184      25.03%
  3000 Sand Hill Road
  Building 3, Suite 170
  Menlo Park, CA 94025
  U.S. Venture Partners (3) .....................   1,093,748      12.37%
  2180 Sand Hill Road, Suite 300
  Menlo Park, CA 94025
  Andrew M. Thompson (4) ........................     483,128      5.45%
  George M. Savage, M.D. (5) ....................     483,128      5.45%
  Arnold J. Kresch, M.D. (6) ....................     461,001      5.21%
  Gail Gaumer Schulze (7) .......................      31,040        *
  Kathleen D. LaPorte (8) .......................   2,222,184      25.03%
  James W. McLane (9) ...........................      22,083        *
  Philip M. Young (10) ..........................   1,124,788      12.67%
  Jeffrey J. Christian (11) .....................     199,008      2.24%
  Edward W. Unkart (12) .........................     108,819      1.23%
  Marshall Tsuruda (13)..........................      53,863        *
  All executive officers and directors as
  a group (12 persons)(14) ......................   4,469,469      52.19%

  *  Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 8,844,464 shares outstanding on February 28, 1998, adjusted as required by rules promulgated by the Commission.

(2) Represents 1,359,618 shares held by Sprout Capital VII, L.P. ("SVII"), 714,700 shares held by Sprout Capital VI, L.P. ("SVI") and 113,181 shares held by DLJ Capital Corporation ("DLJ"). Also includes 34,685 shares issuable pursuant to option exercisable within 60 days of February 28, 1997 by DLJ. DLJ is the Managing General Partner of both SVI and SVII. Ms. LaPorte, a director of the Company, is a general partner of DLJ Associates VI, L.P. and DLJ Associates VII, L.P., the general partners of SVI and SVII, respectively. Ms. LaPorte disclaims beneficial ownership of the shares held by such entities, except to the extent of her pecuniary interest therein. Ms. LaPorte may be deemed to exercise voting and investment power over the shares held by affiliates of Sprout Group.

(3) Represents 946,093 shares held by U.S. Venture Partners IV, L.P. ("USVP IV"), 114,843 shares held by Second Ventures II, L.P. ("SVLP II") and 32,812 shares held by USVP Entrepreneur Partners II, L.P. ("USVEP II"). Mr. Young, a director of the Company, is a general partner of Presidio Management Group IV, L.P., the general partner of each of USVP IV, SVLP II and USVEP II. Mr. Young disclaims beneficial ownership of the shares held by such entities, except to the extent of his pecuniary interest therein. Mr. Young may be deemed to exercise voting and investment power over the shares held by affiliates of U.S. Venture Partners.

(4)  Represents  448,128  shares held by The  Thompson  Family  Trust,  of which
     Mr. Thompson and his wife are trustees, and 10,000 shares held by Savage-Thompson Management, of which Mr. Thompson is a partner. Also includes 25,000 shares issuable pursuant to options exercisable within 60 days of February 28, 1998.

(5) Represents 448,128 shares held by The George and Nancy Savage Living Trust, of which Dr. Savage and his wife are trustees, and 10,000 shares held by Savage-Thompson Management, of which Dr. Savage is a partner. Also includes 25,000 shares issuable pursuant to options exercisable within 60 days of February 28, 1998.

(6) Represents 451,626 shares held by Kresch Medical Research, LLC. Also includes 9,375 shares issuable pursuant to options exercisable within 60 days of February 28, 1998 by Dr. Kresch. Dr. Kresch is an owner and the sole manager of Kresch Medical Research, LLC and may be deemed to exercise voting and investment power over the shares held by such entity.

(7) Represents 31,040 shares issuable pursuant to options exercisable within 60 days of February 28, 1998.

(8) Includes 2,187,499 shares held by entities affiliated with Sprout Group. Also includes 34,685 shares issuable pursuant to options exercisable within 60 days of February 28, 1998 to DLJ. Ms. LaPorte, a director of the Company, disclaims beneficial ownership of the shares held by such entities, except to the extent of her pecuniary interest therein.

(9) Includes 17,083 shares issuable pursuant to options exercisable within 60 days of February 28, 1998.

(10) Includes 1,093,748 shares held by entities affiliated with U.S. Venture Partners. Mr. Young, a director of the Company, disclaims beneficial ownership of the shares held by such entities, except to the extent of his pecuniary interest therein. Also includes 31,040 shares issuable pursuant to options exercisable within 60 days of February 28, 1998.

(11) Includes  1,721 shares held by Mr.  Christian's  son. Also includes  28,437
     shares  issuable  pursuant  to  options   exercisable  within  60  days  of
     February 28, 1998.

(12) Includes 78,125 shares held by Takei Unkart Family Trust, of which Mr. Unkart and his wife are trustees. Also includes 23,437 shares issuable pursuant to options exercisable within 60 days of February 28, 1998.

(13) Includes 43,750 shares issuable pursuant to options exercisable within 60 days of February 28, 1998.

(14) Includes 306,450 shares issuable pursuant to options exercisable within 60 days of February 28, 1998 by the officers and directors as a group.

Item 13. Certain Relationships and Related Transactions

     The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's By-laws.