Form 10-Q
period 1998-03-31
FEMRX INC
filed 1998-05-13
CIK 1007321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       or

[   ]   TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________


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

     Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was reguired to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 8,916,070 as of May 8, 1998.

                                   FemRx, Inc.

                                      Index


                                                                        PAGE
Part I:  Financial Information

Item 1:  Financial Statements (Unaudited)

         Condensed Balance Sheets - March 31, 1998
         and December 31, 1997                                            3

         Condensed Statements of Operations - Three
         months ended March 31, 1998 and 1997                             4

         Condensed Statements of Cash Flows - Three
         Months ended March 31, 1998 and 1997                             5

         Notes to Condensed Financial Statements                          6

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8

Item 3:  Quantitative and Qualitative Disclosures
         About Market Risk                                               11


Part II: Other Information                                               12

         Signature                                                       13

         Index to Exhibits                                               14


                         Part I: Financial Information

                          Item 1: Financial Statements

                                   FemRx, Inc.
                            Condensed Balance Sheets
                                 (In thousands)

                                     Assets

                                         March 31,           December 31,
                                            1998                 1997
                                      -----------------   -----------------
                                        (unaudited)        (see note below)
Current assets:
  Cash and cash equivalents           $           2,754    $          3,091
  Short term investments                          2,215               5,300
  Accounts receivable, net                          630                 693
  Inventories                                       541                 637
  Prepaid and other current assets                  268                 173
                                      -----------------   -----------------
    Total current assets                          6,408               9,894

Property and equipment, net                       1,025               1,139
Deposits and other assets                           284                 240
                                      -----------------   -----------------
       Total assets                   $           7,717    $         11,273
                                      =================   =================

                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued
  liabilities                         $           1,743    $          1,822
  Deferred revenue                                  582                 579
  Current portion of capital lease
  obligations                                       166                 163
                                      -----------------    ----------------
    Total current liabilities                     2,491               2,564

Noncurrent portion of capital lease
obligations                                         106                 142

Stockholders' equity:
  Common stock                                   33,337              33,339
  Deferred compensation                            (314)               (369)
  Accumulated deficit                           (27,903)            (24,403)
                                       -----------------    ----------------
    Total stockholders' equity                    5,120                8,567
                                       -----------------    ----------------
      Total liabilities and
      stockholders' equity              $         7,717      $        11,273
                                       =================    ================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                       Condensed Statements of Operations
                 (In thousands, except net loss per share data)
                                   (Unaudited)

                                                  Three Months Ended
                                                        March 31,
                                              ---------------------------
                                                 1998            1997
                                              ------------    -----------
     Net sales                                $       573     $       80

     Costs and expenses:
       Cost of goods sold                           1,096            574
       Research and development                     1,067            706
       Selling, general and administrative          1,991          1,554
                                              ------------    -----------
     Total cost and expenses                        4,154          2,834

                                              -------------    -----------
     Loss from operations                          (3,581)        (2,754)

     Interest income                                   91            254
     Interest expense                                 (10)           (13)
                                              =============    ===========
     Net loss                                  $   (3,500)     $  (2,513)
                                              =============    ===========


     Basic and diluted net loss per share      $     (0.40)     $  (0.30)
                                              =============    ===========

     Shares used in computing basic and
          diluted net loss per share                 8,654          8,317
                                              =============    ===========

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           1998         1997
                                                        -----------  ---------
  Cash flows from operating activities:
  Net loss                                               $  (3,500)  $ (2,513)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization                               217        244
   Net loss on disposal of fixed assets                         33        ---
   Changes in assets and liabilities:
     Accounts receivable                                        63        (23)
     Inventory                                                  96         24
     Prepaids and other assets                                 (95)       (42)
     Accounts payable and accrued liabilities                  (79)      (122)
     Deferred revenue                                            3          7
                                                         ----------  ---------
  Net cash used in operating activities                     (3,262)    (2,425)

  Cash flows from investing activities:
     Purchases of securities available-for-sale             (8,791)   (16,211)
     Proceeds from sale of securities available-for-sale    11,876     19,060
     Capital expenditures                                      (83)      (328)
     Net change in other assets                                (44)      (153)
                                                         ----------  ---------
  Net cash provided by investing activities                  2,958      2,368

  Cash flows from financing activities:
     Capital lease payments                                    (33)       (25)
     Net proceeds from issuance (repurchase) of stock          ---        (47)
                                                         ----------  ---------
  Net cash used in financing activities                        (33)       (72)
                                                         ----------  ---------

  Net decrease in cash and cash equivalents                   (337)      (129)
  Cash and cash equivalents at beginning of period           3,091      2,250
                                                         ==========  =========
  Cash and cash equivalents at end of period             $   2,754    $ 2,121
                                                         ==========  =========

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 1998
                                   (Unaudited)


1. Basis of presentation

     The accompanying unaudited financial statements of FemRx, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K filed with the SEC (File No 000-28078) on March 26, 1998, as amended on April 29, 1998.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.


2.  Comprehensive income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, accordingly, the adoption of this statement had no impact on the Company's net loss or stockholders' equity. Comprehensive income is the same as net income as there are no necessary adjustments reported in stockholders' equity.


3.  Disclosures about Segments of an Enterprise and Related Information

     The Company will adopt the disclosures, if any, required by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related information ("Statement 131") in the annual report on Form 10K. Statement 131 superseded Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 established standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 is not expected to effect the results of operations or financial position, but may affect the disclosure of the segment information that may be disclosed in the annual report on form 10K.


4.  Net loss per share

     In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

     Had the Company been in a net income position, diluted earnings per share would have included, the shares used in computation of basic net loss per share as well as an additional 1,572,085 and 1,693,082 shares for the three months ended March 31, 1998 and 1997, respectively, relating to outstanding options and warrants (prior to the application of the treasury stock method) and stock subject to repurchase.

5  Inventories

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):



                                      March 31,     December 31,
                                        1998           1997
                                        ----           ----
   Raw materials                      $   60         $   50
   Work-in-process                       264            442
   Finished goods                        217            145
                                         ---            ---
          Total                       $  541         $  637

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this quarterly report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's Form 10-K filed with the SEC (File No 000-28078) on March 26, 1998, as amended on April 29, 1998.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Overview, Results of Operations, Liquidity and Capital Resources, and Additional Factors That May Effect Future Results, and those discussed in the Company's Form 10-K filed with the SEC (File No 000-28078) on March 26, 1998, as amended on April 29, 1998.


Overview

     In 1997, FemRx, Inc. ("FemRx" or the "Company") began sales of the OPERA STAR System and related products. The OPERA STAR System is an innovative surgical system for the diagnosis and treatment of gynecologic disorders. OPERA stands for Out-Patient Endometrial Resection/Ablation. OPERA is a less invasive alternative to hysterectomy for patients suffering from abnormal uterine bleeding. OPERA consists of diagnosis by a gynecologic surgeon and the use of the Company's OPERA STAR resectoscope under visual guidance to collect a pathology sample, resect the endometrial lining together with any submucosal fibroids and coagulate the entire uterine cavity. The Company has also developed a proprietary fluid management system, called the Flo-Stat System, for use in gynecologic procedures. In September 1997, the Company introduced Diva, a proprietary laparoscopic morcellator, designed to be used in surgical procedures to assist in the removal of large tissue masses such as fibroids.

     The Company markets its products through its Center of Excellence and National Providers of Excellence programs which are partnerships between FemRx and healthcare providers aimed at increasing the awareness of the OPERA procedure through jointly sponsored patient outreach and physician training. These programs sell a hospital or surgical center with an OPERA STAR System and a Flo-Stat System which allow gynecologic surgeons to perform the OPERA procedure.

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

     During the first quarter of 1998, the Company completed a corporate restructuring designed to increase the Company's focus and reduce expenses. As part of the restructuring, the Company reduced its number of employees by approximately one third. The charges associated with the restructuring, approximately $250,000, were recognized in the first quarter ended March 31, 1998.

     The Company has experienced significant operating losses since inception and, as of March 31, 1998, had an accumulated deficit of approximately $27.9 million. The Company expects to continue to generate substantial losses due to operating expenditures, primarily attributed to product development, clinical trials, commercial manufacturing, marketing and sales activities, exceeding revenues. The Company expects that its results of operations will fluctuate significantly from quarter to quarter due to a variety of factors including the timing of expenditures, timing in the receipt of orders, the rate of acceptance of the Company's products in the marketplace, introduction of new products by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. The Company's gross margins, if any, will be depressed for several quarters due to manufacturing and overhead costs allocated over low production volumes. There can be no assurance that the Company will ever achieve significant revenue or profitability.


Results of Operations

     Three months ended March 31, 1998 and March 31, 1997

     Net sales for the three months ended March 31, 1998 increased to $573,000 from $80,000 for the three months ended March 31, 1997 due to the increased number of participants in the Company's Center of Excellence and National Providers of Excellence programs.

     Cost of goods sold for the three months ended March 31, 1998 increased to $1,096,000 from $574,000 for the three months ended March 31, 1997. This increase is due to the increased sales volume for the three month ended March 31, 1998.

     Research and development expenses for the three months ended March 31, 1998 increased to $1,067,000 from $706,000 for the three months ended March 31, 1997, due primarily to increased costs associated with clinical trials, additional product research, prototype development, patent preparation and filing.

     Selling, general and administrative expenses for the three months ended March 31, 1998 increased to $1,991,000 from $1,554,000 for the three months ended March 31, 1997, due primarily to increased sales and marketing activity and restructuring charges.

     Interest income for the three months ended March 31, 1998 decreased to $91,000 from $254,000 for the three months ended March 31, 1997, due to lower average cash balances. Interest expense has remained consistent in the comparable periods.


Liquidity and Capital Resources

     Net cash used by operations in the three months ended March 31, 1998 was $3,262,000 primarily due to the Company's funding of increased sales and marketing activity and on-going research and development expenses. During the first three months of 1998 the Company used $83,000 to purchase equipment for operations and $33,000 in capital lease payments.

     Since its incorporation in November 1994, the Company has incurred significant cumulative losses totaling approximately $27.9 million and expects to incur additional losses for the next several years. Having completed its restructuring the Company believes that its existing cash and short term investments will be sufficient to finance its capital requirements and operations through at least September 1998. The Company's current operating plan shows that the Company will require substantial additional capital to fund its operations, continue research and development programs and market its products. To date, the Company has financed its operations with the net proceeds from private placements and public offerings of its equity securities and capital equipment lease financing. The Company plans to seek additional funding through private financing or other arrangements with third parties. There can be no assurance that additional funding will be available on acceptable terms, if at all.


Impact of Year 2000

     The Company has developed a plan to modify its information technology to recognize the year 2000. The Company expects the project to be completed by early 1999 and expects the costs to be immaterial. This estimate includes internal costs but excludes the costs to upgrade and replace systems in the normal course of business. The project is expected to have an immaterial effect on operations and financial condition. As of March 31, 1998 none of this cost has been expensed. There can be no assurance that all the third parties with which the Company conducts business will address the year 2000 issue in a timely fashion if at all. Any significant compliance problems of the Company's suppliers, its service organizations, or its bankers could have a material adverse effect on the Company's business, financial condition, and results of operations.


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

History of Losses

     The Company has experienced significant operating losses since its inception and, as of March 31, 1998 had an accumulated deficit of approximately $27.9 million. The Company expects to generate substantial additional losses for the next several years due to increased operating expenditures primarily attributable to research and development activities, including clinical trials, seeking regulatory and reimbursement approvals and establishing manufacturing, marketing and sales activities. There can be no assurance that the Company will ever achieve significant revenue or profitability. Failure to achieve significant revenue or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.


Item 3: Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable

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


                                   FemRx, Inc.



                           By: /s/ EDWARD W. UNKART
                              ----------------------
                                Edward W. Unkart
                   Vice President, Finance and Administration,
                 Chief Financial Officer and Assistant Secretary
                  (Duly Authorized and Principal Financial and
                               Accounting Officer)


Date:  May 13, 1998

                                   FemRx, Inc.
                                Index to Exhibits

Exhibit
Number___                            Exhibit
  27.1         Financial Data Schedule March 31, 1998
  27.2         Restated Financial Data Schedule March 31, 1997