Form 10-K/A
period 1997-12-31
FEMRX INC
filed 1998-07-20
CIK 1007321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                Form 10-K/A No. 2
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Selected financial data is as follows (in thousands, except per share amounts):

                                                  Years Ended December 31,
                                            -----------------------------------
                                             1997      1996      1995     1994
                                            ------    ------    ------   ------

Net sales                                 $  1,586   $    64    $  ---   $  ---
Net loss                                  $(12,135)  $(8,780)   $(3,174) $ (142)
Basic and diluted net loss per share (1)  $  (1.44)  $ (1.36)   $ (3.97) $(4.30)
Shares used in computing basic and
 diluted net loss per share                  8,448     6,467        799      33
Total assets                              $ 11,273   $22,040    $ 4,115     ---
Long-term obligations                     $    142   $   272    $   185  $  ---


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

Impact of Year 2000

     The Company has reviewed its systems for their ability to recognize the year 2000. None of the Company's systems interact with customer or supplier systems. None of the Company's products include software affected by dates. The Company's accounting system is not currently Year 2000 compliant. Under the terms of a maintenance agreement with the software vendor for this system, the Company will receive an upgraded version of the system that is Year 2000 compliant. Based on information from the system vendor, the Company expects to receive and install this upgrade in early 1999. The upgrade is included as part of the maintenance agreement, at no additional cost. The cost of installation is estimated to be less than $25,000.

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
                                                      ===========     ==========

                 See accompanying notes to financial statements

                                   FemRx, Inc.
                            Statements of Operations
                      (in thousands, except per share data)


                                                       Years ended
                                                       December 31,
                                            ---------------------------------
                                               1997        1996        1995
                                            ---------   --------    ---------

Net sales                                    $  1,586    $    64     $    ---

Costs and expenses:
     Cost of goods sold                         3,096        668          ---
     Research and development                   3,369      4,551        2,409
     Selling, general and administrative        8,007      4,577          936
                                            ---------   --------    ---------
Total costs and expenses                       14,472      9,796        3,345

Loss from operations                          (12,886)    (9,732)      (3,345)

Interest income                                   797      1,003          194
Interest expense                                  (46)       (51)         (23)
                                             =========   ========    =========
Net loss                                     $(12,135)   $(8,780)    $ (3,174)
                                             =========   ========    =========

Basic and diluted net loss per share         $  (1.44)   $ (1.36)    $  (3.97)
                                             =========   ========    =========

Shares used in computing basic and
     diluted net loss per share                 8,448      6,467          799
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

Revenue Recognition

     Revenue from sales of reusable products, and reorders for disposable products is generally recognized at the time of shipment. When a customer purchases an initial stocking order of disposable products, the revenue from these products is recognized over their estimated period of usage as determined based on available clinical data, generally six to twelve months. The Company's standard sales arrangements do not provide the customer with a contractual right of return.

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

                                   FemRx, Inc.
                          Notes to Financial Statements
                                December 31, 1997

     Had the Company been in a net income position, diluted earnings per share would have been presented and would have included, the shares used in computation of basic net loss per share as well as an additional 1,871,284, 1,367,120, and 1,099,892, shares for the years ended December 31, 1997, 1996, and 1995, respectively, relating to outstanding options and warrants (prior to the application of the treasury stock method) and stock subject to repurchase not included above. In addition, diluted earnings per share in 1996 and 1995 would have included 896,000 and 3,847,000 shares of convertible preferred stock, respectively, which automatically converted to common stock upon the closing of the Company's initial public offering. If such shares were assumed to be converted into common stock at the date of issuance, the reported basic net loss per share in 1996 and 1995 would have been $1.19 and $0.68, respectively.

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
                                                ==============    ==============

3. Inventories

     Inventories are stated at lower of cost (first-in, first-out) or market (net realizable value). The Company makes inventory provisions for potentially excess inventory based on forecast demand and scheduled shipment, as well as for potentially obsolete inventory due to product design modifications. However, such activity may be subject to revisions, cancellations, and rescheduling. Inventory reserves, which have been included in the amounts below, amounted to $266,000 and $130,000 at December 31, 1997 and 1996, respectively. Inventories at December 31, consist of the following (in thousands):

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

                                   FemRx, Inc.
                          Notes to Financial Statements
                                December 31, 1997

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's historical and pro forma information follows (in thousands, except for net per share information):

                                             Years ended
                                             December 31,
                              ----------------------------------------
                                 1997          1996          1995
                              ------------  ------------  ------------

   Net loss
     As Reported              $  (12,135)    $  (8,780)    $   (3,174)
     Pro Forma                $  (13,437)    $  (9,253)    $   (3,181)

   Net loss per share
     As Reported              $    (1.44)    $   (1.36)    $   (3.97)
     Pro Forma                $    (1.59)    $   (1.43)    $   (3.98)

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

       Signatures                    Title                             Date

/s/Andrew M. Thompson  President and Chief Executive Officer      July 14, 1998
   ------------------  and Director (Principal Executive Officer)
   Andrew M. Thompson

/s/Edward W. Unkart    Vice President,Finance and Administration, July 14, 1998
   ----------------    Chief Financial Officer and Assistant
   Edward W. Unkart    Secretary(Principal Financial and
                       Accounting Officer)


/s/George M. Savage    Senior Vice President, Research and        July 14, 1998
   ----------------    Development and Director
George M. Savage, M.D.

/s/Gail Gaumer Schulze Director                                   July 14, 1998
   -------------------
   Gail Gaumer Schulze

/s/Kathleen D. LaPorte Director                                   July 14, 1998
   -------------------
   Kathleen D. LaPorte

/s/Philip M. Young     Director                                   July 14, 1998
   ---------------
   Philip M. Young

/s/James W. McLane     Director                                   July 14, 1998
   ---------------
   James W. McLane

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