Form 10-Q/A
period 1998-03-31
FEMRX INC
filed 1998-07-20
CIK 1007321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Form 10-Q/A No. 1

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

Reserves for excess and obsolete inventory included in the above balances, amounted to $228,000 and $266,000 at March 31, 1998 and December 31, 1997, respectively.


6  Restructuring Charge

     In March 1998, the Company completed a corporate restructuring designed to increase the Company's focus and reduce expenses. As part of the restructuring, the Company reduced the number of its employees by approximately one-third, or 23 employees. The charges associated with the restructuring totaled approximately $250,000, $37,000 of which was charged to cost of goods sold, $48,000 of which was charged to research and development expenses and $165,000 of which was charged to selling , general and administrative expenses. Approximately $190,000 of the balance remains unpaid at March 31, 1998 and is expected to be paid prior to June 30, 1998.

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


Date:  July 14, 1998

                                   FemRx, Inc.
                                Index to Exhibits

Exhibit
Number___                            Exhibit
  27.1         Financial Data Schedule March 31, 1998
  27.2         Restated Financial Data Schedule March 31, 1997