Form 10-Q
period 1998-06-30
FEMRX INC
filed 1998-08-12
CIK 1007321

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       or

[    ]   TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________ to ___________


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

Indicate by check mark whether the registrant (1) has filed all reports required by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 8,930,104 as of August 2, 1998.

                                   FemRx, Inc.

                                      Index


                                                                       PAGE
Part I:  Financial Information

Item 1:  Financial Statements (Unaudited)

         Condensed Balance Sheets - June 30, 1998 and
         December 31, 1997                                               3

         Condensed Statements of Operations - Three months
         ended June 30, 1998 and 1997, and the six months
         ended June 30, 1998 and 1997                                    4

         Condensed Statements of Cash Flows - Six months
         ended June 30, 1998 and 1997                                    5

         Notes to Condensed Financial Statements                         6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8

Item 3:  Quantitative and Qualitative Disclosures About
         Market Risk                                                    12

Part II: Other Information                                              13

         Signature                                                      14

         Index to Exhibits                                              15


                          Part I: Financial Information

                          Item 1: Financial Statements

                                   FemRx, Inc.
                            Condensed Balance Sheets
                                 (In thousands)

                                     Assets

                                            June 30,          December 31,
                                              1998                1997
                                         --------------     ----------------
                                          (unaudited)       (see note below)
Current assets:
     Cash and cash equivalents           $       1,232      $        3,091
     Short term investments                      1,250               5,300
     Accounts receivable, net                      567                 693
     Inventories                                   557                 637
     Prepaid and other current assets              250                 173
                                        ---------------    ----------------
          Total current assets                   3,856               9,894

Property and equipment, net                        938               1,139
Deposits and other assets                          562                 240
                                        ---------------    ----------------
          Total assets                  $        5,356     $        11,273
                                        ===============    ================

                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued
     liabilities                        $       1,214      $         1,822
     Deferred revenue                             403                  579
     Current portion of capital
     lease obligations                            166                  163
                                        --------------     ----------------
          Total current liabilities             1,783                2,564

Noncurrent portion of capital lease
obligations                                        70                  142

Stockholders' equity:
     Common stock                              33,385               33,339
     Deferred compensation                       (255)                (369)
     Accumulated deficit                      (29,627)             (24,403)
                                        ---------------    ----------------
          Total stockholders' equity            3,503                8,567
                                        ---------------    ----------------

          Total liabilities and
          stockholders' equity          $       5,356      $        11,273
                                        ===============    ================

Note:The balance  sheet at December  31, 1997 has been  derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                       Condensed Statements of Operations
                 (In thousands, except net loss per share data)
                                   (Unaudited)

                                            Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
                                            ------------------  ----------------
                                              1998      1997      1998    1997
                                            --------  --------  -------- -------

 Net sales                                  $   633  $    403  $  1,206 $   483

 Costs and expenses:
      Cost of goods sold                        746       796     1,842   1,370
      Research and development                  627       872     1,694   1,578
      Selling, general and administrative     1,020     1,808     3,011   3,362
                                            --------  --------  -------- -------
 Total costs and expenses                     2,393     3,476     6,547   6,310

                                            --------  --------  -------- -------
 Loss from operations                        (1,760)   (3,073)   (5,341) (5,827)

 Interest income                                 44       218       135     472
 Interest expense                                (8)      (11)      (18)    (24)
                                            --------  --------  -------- -------
 Net loss                                   $(1,724)  $(2,866)  $(5,224) $5,379)
                                            ========  ========  ======== =======

 Basic and diluted net loss per share       $ (0.20)  $ (0.34)  $ (0.60) $(0.64)
                                            ========  ========  ======== =======
 Shares used in computing basic and
      diluted net loss per share              8,760     8,411     8,707   8,364
                                            ========  ========  ======== =======

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                             1998         1997
                                                          -----------  ---------
 Cash flows from operating activities:
 Net loss                                                  $  (5,224)  $ (5,379)
 Adjustments to reconcile net loss to net cash
 used by operatingactivities:
  Depreciation and amortization                                  419        497
  Net loss on disposal of fixed assets                            38        ---
  Changes in assets and liabilities:
    Accounts receivable                                          126       (236)
    Inventories                                                   80          6
    Prepaids and other                                           (77)       (10)
 assets
    Accounts payable and accrued liabilities                    (607)        70
    Deferred revenue                                            (176)       201
                                                          -----------  ---------
 Net cash used in operating activities                        (5,421)    (4,851)

 Cash flows from investing activities:
    Purchases of securities available-for-sale               (13,255)   (22,982)
    Proceeds from sale of securities available-for-sale       17,305     27,419
    Capital expenditures                                        (152)      (469)
    Net change in other assets                                  (322)      (203)
                                                          -----------  ---------
 Net cash provided by investing activities                     3,576      3,765

 Cash flows from financing activities:
    Capital lease payments                                       (69)       (50)
    Net proceeds from issuance of stock                           55         68
                                                          -----------  ---------
 Net cash used in financing activities                           (14)        18
                                                          -----------  ---------

 Net decrease in cash and cash equivalents                    (1,859)    (1,068)
 Cash and cash equivalents at beginning of period              3,091      2,250
                                                          -----------  ---------
 Cash and cash equivalents at end of period               $    1,232   $  1,182
                                                          ===========  =========

            See accompanying notes to condensed financial statements

                                   FemRx, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 1998
                                   (Unaudited)


1.  Basis of presentation

     The accompanying unaudited financial statements of FemRx, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 1998, and the results of operations and cash flows for the six months ended June 30, 1998 and 1997, have been made. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC (File No 000-28078) on March 26, 1998, as amended on April 29, 1998 and July 20, 1998.

     The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.


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


3.  Disclosures about Segments of an Enterprise and Related Information

     The Company will adopt the disclosures, if any, required by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related information ("Statement 131") in the annual report on Form 10-K. Statement 131 superseded Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 established standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 is not expected to affect the results of operations or financial position, but may affect the disclosure of the segment information that may be disclosed in the annual report on Form 10-K.


4.  Net loss per share

     In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.

     Had the Company been in a net income position, diluted earnings per share would have included the shares used in computation of basic net loss per share as well as an additional 1,568,377 and 1,883,193 shares for the six months ended June 30, 1998 and 1997, respectively, relating to outstanding options and warrants (prior to the application of the treasury stock method) and stock subject to repurchase.

5.  Inventories

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                          June 30,            December 31,
                                            1998                 1997

       Raw materials                     $     56               $      50
       Work-in-process                        290                     442
       Finished goods                         211                     145
                                              ---                     ---
              Total                      $    557               $     637

     Reserves for excess and obsolete inventory included in the above balances, amounted to approximately $198,000 and $266,000 at June 30, 1998 and December 31, 1997 respectively.


6.  Restructuring Charge

     In March 1998, the Company completed a corporate restructuring designed to increase the Company's focus and reduce expenses. As part of the restructuring, the Company reduced the number of its employees by approximately one-third, or 23 employees. The charges associated with the restructuring totaled approximately $250,000, $37,000 of which was charged to cost of goods sold, $48,000 of which was charged to research and development expenses and $165,000 of which was charged to selling, general and administrative expenses. The charges associated with the restructuring were recognized in the first quarter ended March 31, 1998, and were fully paid as of June 30, 1998.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this quarterly report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K filed with the SEC (File No 000-28078) on March 26, 1998, as amended on April 29, 1998 and July 20, 1998.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Overview, Results of Operations, Liquidity and Capital Resources, and Additional Factors That May Effect Future Results, and those discussed in the Company's Annual Report on Form 10-K filed with the SEC (File No 000-28078) on March 26, 1998, as amended on April 29, 1998 and July 20, 1998.


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

     The Company markets its products through its Center of Excellence and National Providers of Excellence programs which are partnerships between FemRx and healthcare providers aimed at increasing the awareness of the OPERA procedure through jointly sponsored patient outreach and physician training. These programs sell a hospital or surgical center an OPERA STAR System and a Flo-Stat System which allow gynecologic surgeons to perform the OPERA procedure. The Company has also established a network of independent distributors to support sales of the Company's Diva laparoscopic morcellator.

     The Company commenced commercial shipments of its OPERA STAR System and Flo-Stat System in October 1996. The Company commenced commercial shipments of the Diva in September 1997. The Company currently sells its products in the United States to physicians, hospitals and surgical centers. Sales in the U.S. are currently made through either a small direct sales force or a network of independent distributors. Sales are conducted on credit terms.

     The Company has experienced significant operating losses since inception and, as of June 30, 1998, had an accumulated deficit of approximately $29.6 million. The Company expects to continue to generate substantial losses due to operating expenditures, primarily attributed to product development, clinical trials, commercial manufacturing, marketing and sales activities, exceeding revenues. The Company expects that its results of operations will fluctuate significantly from quarter to quarter due to a variety of factors including the timing of expenditures, timing in the receipt of orders, the rate of acceptance of the Company's products in the marketplace, introduction of new products by competitors of the Company, pricing of competitive products and the cost and effect of promotional discounts and marketing programs. The Company's gross margins, if any, will be depressed for several quarters due to manufacturing and overhead costs allocated over low production volumes. There can be no assurance that the Company will ever achieve significant revenue or profitability.

Results of Operations

     Three months ended June 30, 1998 and June 30, 1997

     Net sales for the three months ended June 30, 1998 increased to $633,000 from $403,000 for the three months ended June 30, 1997 due to the increased number of participants in the Company's Center of Excellence and National Providers of Excellence programs. This has resulted in an increase in the number of procedures performed using FemRx products and an increase in sales of disposable products.

     Cost of goods sold for the three months ended June 30, 1998 decreased to $746,000 from $796,000 for the three months ended June 30, 1997, due primarily to lower manufacturing overhead costs resulting from the restructuring that took place in March 1998.

     Research and development expenses for the three months ended June 30, 1998 decreased to $627,000 from $872,000 for the three months ended June 30, 1997, due primarily to lower personnel costs resulting from the restructuring that took place in March 1998.

     Selling, general and administrative expenses for the three months ended June 30, 1998 decreased to $1,020,000 from $1,808,000 for the three months ended June 30, 1997, due primarily to lower personnel and program costs resulting from the restructuring that took place in March 1998.

     Interest income for the three months ended June 30, 1998 decreased to $44,000 from $218,000 for the three months ended June 30, 1997, due to interest received on lower average cash balances. Interest expense has remained consistent in the comparable periods.

     Six months ended June 30, 1998 and June 30, 1997

     Net sales for the six months ended June 30, 1998 increased to $1,206,000 from $483,000 for the six months ended June 30, 1997 due to the increased number of participants in the Company's Center of Excellence and National Providers of Excellence programs. This has resulted in an increase in procedural volumes and related sales of the Company's disposable products.

     Cost of goods sold for the six months ended June 30, 1998 increased to $1,842,000 from $1,370,000 for the six months ended June 30, 1997. This increase is primarily due to the increased sales volume for the six months ended June 30, 1998 offset by lower manufacturing overhead costs resulting from the restructuring that took place in March 1998.

     Research and development expenses for the six months ended June 30, 1998 increased to $1,694,000 from $1,578,000 for the six months ended June 30, 1997, due primarily to increased costs associated with clinical trials, additional product research, prototype development, patent preparation and filing offset by lower personnel costs resulting from the restructuring that took place in March 1998.

     Selling, general and administrative expenses for the six months ended June 30, 1998 decreased to $3,011,000 from $3,362,000 for the six months ended June 30, 1997, due primarily to lower personnel and program costs resulting from the restructuring that took place in March 1998.

     Interest income for the six months ended June 30, 1998 decreased to $135,000 from $472,000 for the six months ended June 30, 1997, due to interest received on lower average cash balances. Interest expense has remained consistent in the comparable periods.


Liquidity and Capital Resources

     Net cash used by operations in the six months ended June 30, 1998 was $5,421,000 primarily due to the Company's funding of sales and marketing activity and on-going research and development expenses. During the six months of 1998 the Company used $152,000 to purchase equipment for operations and $69,000 in capital lease payments.

     Since its incorporation in November 1994, the Company has incurred significant cumulative losses totaling approximately $29.6 million and expects to incur additional losses for the next several years. Having completed its restructuring the Company believes that its existing cash and short term investments will be sufficient to finance its capital requirements and operations through at least September 1998. The Company's current operating plan shows that the Company will require substantial additional capital to fund its operations, continue research and development programs and market its products. To date, the Company has financed its operations with the net proceeds from private placements and public offerings of its equity securities and capital equipment lease financing. The Company is seeking additional funding through private financing or other arrangements with third parties. There can be no assurance that additional funding will be available on acceptable terms, if at all.


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

Limited Operating Experience

     The Company has a limited history of operations. 1997 represented the first full year of commercial production and sales of the Company's products, accordingly, it has limited experience manufacturing in commercial quantities, marketing or selling products. The Company has experienced significant operating losses since inception and expects these losses to continue for the next several years. There can be no assurance that the Company will be successful in achieving significant sales volumes of the OPERA STAR System, the Diva device and Flo-Stat System or any other products of the Company. Whether the Company can successfully manage the transition to a large-scale commercial enterprise will depend upon a number of factors, including obtaining selected international regulatory and reimbursement approvals for its existing or potential products, establishing its commercial manufacturing capability, developing its U.S. marketing and selling capabilities, and establishing a distribution network in international markets. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

Need for Additional Capital

     The Company's current operating plan shows that the Company will require substantial additional capital to fund its operations, continue research and development programs and market its products. The Company is seeking additional funding through public or private financing or other arrangements with third parties. If additional funding is not available on acceptable terms, the Company may be required to scale back its operations, including research, product development, and marketing and sales activities. Failure to obtain additional capital would have a material adverse effect on the Company's business, financial condition and results of operations.

History of Losses

     The Company has experienced significant operating losses since its inception and, as of June 30, 1998 had an accumulated deficit of approximately $29.6 million. The Company expects to generate substantial additional losses for the next several years due to increased operating expenditures primarily attributable to research and development activities, including clinical trials, seeking regulatory and reimbursement approvals and establishing manufacturing, marketing and sales activities. There can be no assurance that the Company will ever achieve significant revenue or profitability. Failure to achieve significant revenue or profitability would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

                           Part II: Other Information


Item 1.  Legal Proceedings

     In June 1998, the Company filed suit in United States District Court, Northern District of California, against Cryogen, Inc. and its founder, John D. Dobak III, asking for declaratory relief for patent invalidity and noninfringement with respect to United States Patent No. 5,275,595 covering cryosurgical instrumentation.

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


Date: August 12, 1998

                                   FemRx, Inc.
                                Index to Exhibits

Exhibit
Number                              Exhibit

 27.1         Financial Data Schedule June 30, 1998
 27.2         Restated Financial Data Schedule June 30, 1997